Form 10-K
period 1999-12-31
NEXTPATH TECHNOLOGIES INC
filed 2000-04-13
CIK 1088788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 000-26425

                           NextPath Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                                  84-1402416
 -----------------------                                     -------------------
 (State of incorporation                                      (I.R.S. Employer
    or organization)                                         Identification No.)

                 1615 N. 24th West Avenue, Tulsa, Oklahoma 74127
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (918) 295-8289

Securities registered pursuant to section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------

Common Stock ($0.001 par value)                       None (OTCBB)

        Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (s) has been subject to such filing requirements for the last 90 days.
Yes     No  X

        Indicated by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The  aggregate   market  value  of  the  voting  common  stock  held  by
non-affiliates as of April 10, 2000 was $410,638,680.

        At April 10, 2000, there were 41,695,775 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        None

                                     PART I

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

        This 10-K contains statements that plan for or anticipate the future. Forward-looking statements include statements about future business plans and strategies and most other statements that are not historical in nature. In this 10-K, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied, including, but not limited to, our ability to obtain infusion of equity capital or financing on terms reasonably satisfactory to us, competition, changes in consumer trends, and competitors' marketing strategies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors. These forward-looking statements are based on our current expectations or those of the preparer of the statement. Readers of this 10-K are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements included in this 10-K are made as of the date of this 10-K and we don't undertake any obligation to update them to reflect subsequent events or circumstances.

        The terms "NextPath," the "Company," "we," "our" and "us" refer to NextPath Technologies, Inc. and its subsidiaries and affiliates unless the context suggests otherwise.

ITEM 1. BUSINESS

Our Organizational History

        We were organized as Petrogenics, Inc. under the laws of the State of Colorado on March 23, 1984. On May 12, 1997, we completed a change of domicile merger with FSC Holdings, Inc., a Nevada corporation, thereby changing our domicile from Colorado to Nevada and changing our name to FSC Holdings, Inc. On January 27, 1998, Compact Power International, Inc. merged with and into us. Pursuant to the Articles of Merger, our name was changed to Hyperion
Technologies, Inc. On July 22, 1999, we changed our name to NextPath Technologies, Inc. and our OTC Bulletin Board trading symbol from "HYPE" to "NPTK." On November 11, 1999, we were the surviving corporation in a merger with Epilogue Corporation and became a reporting company under the Securities Exchange Act of 1934 as a result of the merger.

        We are a development stage holding company that identifies, acquires and manages what we believe to be state-of-the-art technology companies that together form a community of shared resources. We are organized into four operating groups as follows: Precision Technologies Group, Internet E-Commerce Group, Environmental Technologies Group and Health Products Group.

Our Acquisitions

        During most of 1999, we sought, negotiated and closed acquisition agreements with several target companies. The following is a summary of our acquisitions:

o On June 12, 1999, we signed an Option Agreement with PriMedium, LLC. (the "PriMedium Transaction"). We are evaluating whether or not to enter into a definitive agreement and there can be no assurances that one will ultimately be consummated. See Internet and E-Commerce Group-PriMedium, LLC.

o On October 21, 1999, we acquired 1,000 shares of non-voting Series A Preferred Stock of United Paper, Inc., a Dallas, Texas based primary independent paper distributer.

o       On October 18, 1999,  we  acquired  LaserWireless, Inc.

o       On  November 2, 1999,  we  acquired   Willow  Systems  Limited  and  its
        subsidiary, NextWave Photonics, LLC.

o       On November 11, 1999, we acquired the Epilogue Corporation.

o       On December 14, 1999, we acquired Sagebrush Technology, Inc.

o       On January 21, 2000, we acquired Essentia Water, Inc.

Other Transactions

o In addition to the acquisitions set forth in "Our Acquisitions," we entered into the following transactions:

o On January 28, 2000, our wholly owned subsidiary, NextPath Environmental Services, Inc. ("NES"), formed a limited liability company with Thermogenics, Inc. named NextPath Thermogenics, LLC, but NES has not made all of its intitial required $1,750,000 capital contribution.

o On January 24, 2000, NES formed a limited liability company with Tetra Separation Systems, LLC named NextPath Separation Solutions, LLC, but NES has not yet made its initial required $5,000,000 capital contribution.

o Our wholly owned subsidiary, NextPath AES, Inc. ("NAES") has negotiated an Asset Purchase Agreement to acquire all of the assets of Agri-Covers, Inc., but a definitive agreement has not been signed pending funding by NAES.

o On April 4, 2000, we executed a definitive agreement to acquire 20% of US Certified Letters, LLC ("USCL"), which has licensed the right to proprietary technology for transmitting any instruments by certified mail via the Internet or other medium (the "C-mail Technology") within the continential United States, Alaska and Hawaii (the "USCL Transaction"). Closing is set to occur on or before June 4, 2000.

o On April 4, 2000, our wholly owned subsidiary, Global Certified Mail, Inc. ("GCM"), signed a License Agreement by which it licensed the C-mail Technology for use outside of the continential United States, Alaska and Hawaii in exchange for which GCM transferred 20% of its stock to the Licensor (the "GCM Transaction"). Closing is set to occur on or before June 4, 2000.

Our Business

        Through our wholly owned subsidiaries, we're currently involved in the following businesses:

o We design, develop, manufacture and market positioning sevices known as gimbals.

o       We design and market motion control systems.

o       We design and market wireless communication technology.

o We design and market fiber optic switching and other fiber optic technology.

o We bottle and market alkaline and electrolyte enhanced premium water products.

o       We develop energy and micro economic systems technology.

o       Upon   making  the  required  capital  contribution   to  the   NextPath
        Thermogenics, LLC, we will design, engineer, fabricate, own, sell, lease and operate systems which convert waste products to energy.

o Upon making the required capital contribution to the Separation Solutions, LLC, we will design, engineer, fabricate, own, operate, market and sell systems which remove waste products from soil and water.

o       Upon   closing   the   USCL  Transaction,   we  will  be involved in the
        commercialization  and marketing  of   the  C-mail   Technology   within
        the continental United States, Alaska and Hawaii.

o       Upon   closing  the   GCM  Transaction,   we  will  be  engaged  in  the
        commercialization and marketing of the C-mail Technology outside the continental United States, Alaska and Hawaii.

Our Growth Strategy and Plan of Operation

        Our goal is to enhance shareholder value by increasing cash flow, earnings and the value of our common stock. To successfully reach our goal, we believe we must implement the following growth strategy and plan of operations for the foreseeable future: o We must continue to identify, pursue and capitalize acquisitions that provide attractive investment opportunities, particularly where we can add value through our technical expertise.

o       We must effectively integrate our businesses and technologies.

o       We  must  grow  our  business   nationally   and   internationally    by
        effectively  developing,  marketing  and   expanding  our   products and
        services and our market base.

o We must continue to identify, attract, retain and motivate qualified personnel.

o       We must continue to identify and close sources of working capital.

        In view of our current working capital, we will need to raise or borrow additional funds during the foreseeable future to meet the expenditures required for operating our business. We are actively engaged in negotiations with debt and equity sources and we will continue to pursue all such options on an aggressive basis.

Our Proprietary Rights

        We regard the protection of our patents, trademarks, trade secrets, websites, and other proprietary rights as important to our success. We rely on a combination of patent, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in technology, products and services. We have entered, and will continue to enter, into confidentiality and invention assignment agreements with our employees, consultants and contractors.

                         THE PRECISION TECHNOLOGY GROUP
                         ------------------------------

In General

        The Precision Technologies Group (the "PTG") consists of three wholly owned subsidiaries: LaserWireless, Inc. ("LaserWireless"), Lancaster, Pennsylvania; Willow Systems, Inc. ("Willow"), Albuquerque, New Mexico; and Sagebrush Technology, Inc. ("Sagebrush"), Albuquerque, New Mexico. In turn,
Willow owns NextWave Photonics, LLC and holds a stock position in Skycam Systems, Inc. Together, these entities design, engineer, manufacture, and market precision motion control systems, laser communications systems, and purpose-designed, precision-controlled imaging systems. Additionally, Willow, through NextPath Photonics, is engaged in feasibility and design work on a solid state optical switching system.

Sagebrush Technologies, Inc.
---------------------------

Overview

        Sagebrush is an engineering and manufacturing company specializing in providing innovative solutions based primarily on its patented Roto-Lok(R) rotary drive technology. Its principal executive offices are located at 10300-A Constitution, NE, Albuquerque, New Mexico 87112. Its telephone number is (505) 299-6623. Its website is www.sagebrushtech.com.

Growth Strategy and Plan of Operations

        Sagebrush designs, develops, manufactures and markets positioning devices. Its objective is to bring the latest technologies and best engineering talents together to address its clients' needs. Its business philosophy is to provide products that meet specifications, are safe to use, are kind to the environment, are fairly priced, and are delivered on time. Sagebrush's growth strategy will be to increase its production of positioning devices and other quality products and to expand its customer base through an aggressive advertising and marketing campaign to publicize its products. Key elements of its growth strategy include:

        Products. Sagebrush provides products, systems and Original Equipment Manufacture (OEM) activators for applications that require state of the art precision, smoothness, reliability and cost effective performance in all types of environment. Its specialties include:

o       laser communications gimbal systems

o       low earth orbit satellite tracking systems

o       stabilized platforms and gimbals

o       medical and industrial activators and turntables

        Gimbals are positioning devices. The mechanism that supports a telescope so it can look at all different parts of the sky is a typical gimbal. It is most often called a telescope mount but it can gimbal or swing in two axes, up and down and side to side. Most people have seen gyroscopes that are mounted in a gimbal arrangement so the gyroscope wheel stays oriented in the same direction even when the base of the gimbal is rotated. Gyroscopic gimbal systems are used in ships, airplanes, missiles and many other applications to indicate a stable reference plane, even when the vehicle is pitching, rolling or changing direction.

        Antenna positioners are the devices that point antennas at a target. Satellite antennas that are portable such as those used by the military, by the networks or by local television stations require positioners that can lay the antenna down flat during transit, then quickly raise it up and point it accurately at a satellite. The large surface area of an antenna acts as a sail in high winds. To keep the antenna pointed at the satellite, the antenna positioner must be extremely stiff. The Sagebrush Roto-Lok(R) rotary drive provides the stiffest drive currently available.

        Sagebrush manufactures and sells several innovative products including a 20 lb. capacity Model-20 Pan & Tilt Gimbal.

        Product Research and Development. Sagebrush believes that strong product research and development capabilities are essential to maintain a competitive edge with its products. Since inception, it has focused its research and development efforts on developing the finest gimbals and other positioning devices available. Its research and development efforts will continue.

        Target Market. A major part of Sagebrush's business is supplying rotary drive systems on an OEM basis for military, industrial, space, commercial, aerospace, medical and research applications. Its products can be provided to fit a customer's particular application.

        The basic idea of the Roto-Lok(R) drive is the essence of simplicity. But what this simplicity delivers to Sagebrush's customers is unparalleled performance and cost benefits that go right to their bottom line. For some customers the Roto-Lok(R) drive solution allows them to proceed with a project that otherwise might not be possible to complete - at any cost. For other customers, Roto-Lok(R) drive technology is providing a major advantage in their quest for superior quality and cost effectiveness.

        Sagebrush Technology. Sagebrush owns all rights to United States Patent No. 5,105,672 issued on April 21, 1992 and entitled "Rotary Drive Apparatus Having One Member with Smooth Outer Peripheral Surface." It also owns all title to the registered trademark "Roto-Lok," Serial No. 73-451065 (Registration No. 1347219) dated July 9, 1985.

        The Roto-Lok(R) rotary drive is an elegantly simple, yet powerful, technology that utilizes the averaging effect of many cables - each sharing the load - wrapped around a drive capstan and a driven drum. It was originally invented as an inexpensive way to rotate large observatory telescopes accurately and smoothly. Traditionally, precision gears have been used to position those loads. However, even the best gears suffer from high friction, drive irregularities and backlash, and they are expensive. They also require costly precision sealed housings to support the gears and their lubricants and to keep them clean. All Roto-Lok(R) rotary drive machined components are smooth and round, making the parts easy to produce. The many cables serve to average the rotation rate so that imperfections, dirt or other slight irregularities on a single cable or drum do not have a significant effect. This results in superb drive smoothness with no cogging or drive rate irregularity.

        The following are some of the many advantages and benefits of the Roto-Lok(R) rotary drive:

o The load bearing elements (cables) are statically tensioned to increase the no-load stiffness of the drive. In a gear drive, that tensioning will create friction and shorten the useful zero-backlash life of the gears.

o       Many load  bearing  elements can be  paralleled  to meet  the peak  load
        requirements    without   significantly   impacting   the   cost   while
        simultaneously improving the precision of the drive.

o The use of multiple cables virtually eliminates "cogging" found in traditional gear drives. Near-perfect smoothness can be attained with a properly designed drive because of the averaging effect of the many cables.

o Where weight and power are at a premium, the Roto-Lok(R) drives excel because they produce superior performance along with a 60% to 70% savings in both weight and power. Because the drive is stiff and efficient, smaller motors, wiring and power supplies can be used.

        The three primary performance attributes of the Roto-Lok(R) rotary drive are its extremely high torsional stiffness, its high torque capacity, and its total freedom from backlash.

        Manufacturing Strategy. Sagebrush's ongoing manufacturing strategy will be designed to increase capacity, improve quality, and reduce costs. It plans to gradually increase its production in order to sustain its projected growth. In any given year, its ability to reach its targeted production level will depend upon, among other factors, its ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facility, and (iii) sell all of the products it can produce.

        Sagebrush will not manufacture any of the parts it needs to produce its products and it'll have to rely on outside suppliers to provide them.

        Sagebrush's income projections are as follows:

                          Sagebrush Income Projections

                                  2000          2001         2002        2003
                                  ----          ----         ----        ----
Net Sales                        4,739,450   5,269,750    8,049,750   8,199,750
Operating Costs and Expenses     5,894,168   4,681,178    7,043,531   7,051,785
                                 ---------   ---------    ---------   ---------
Income (Loss) From Operations   (1,154,718)    578,573    1,006,219   1,147,965
Other income (Expenses)                 --          --           --          --
Net Income (Loss)               (1,154,718)    578,573    1,006,219   1,147,965

        Marketing Strategy. Sagebrush will conduct an aggressive advertising and marketing campaign to publicize its products. Sagebrush believes that its potential customers can best be reached through advertising in trade shows, technical publications and direct marketing and on the Internet.

Sagebrush Facility

        Sagebrush's executive offices and manufacturing facility are located in a light industrial area in Albuquerque. They consist of approximately 10,650 square feet of leased space under a lease which expires in July 2000.

Competition

        Sagebrush believes that it is at the forefront in the design, development and manufacturing of positioning devices and related products. It emphasizes quality, reliability, cost-effectiveness and timely delivery. Nonetheless, other companies are engaged in the design, development and manufacturing of positioning devices and related products which may be competitive with Sagebrush's products. Many of those entities have substantially greater financial, technical, manufacturing, marketing, distribution or other resources than Sagebrush. Sagebrush's profitability will depend upon its ability to compete in its market area.

Product Liability

        The sale of its products may expose Sagebrush to product liability claims. It believes that its products are, and will be, safe and that it will be able to obtain product liability insurance at a reasonable cost. However, in the event of an uninsured or inadequately insured product liability claim, or in the event of an indemnification claim by a third party, Sagebrush's business and financial condition could be materially adversely affected.

Regulation

        Sagebrush's products and business may be subject to federal, state and local regulations, including environmental regulations. Sagebrush can't calculate exactly how much it will cost to comply with government regulation, but it will try to ensure that its facilities and products comply with all applicable regulations and standards. In any event, it doesn't think that the cost of compliance will materially affect its financial condition.

Management

        Sagebrush is currently managed by August Sanchez, its Vice President. Don Carson, the founder of Sagebrush and the inventor of the Roto-Lok(R) drive system with nearly 40 years experience developing precision mechanical and opto-mechanical systems for worldwide research, industrial, military, aerospace, medical and commercial customers, serves as a consultant to Sagebrush under a Consulting Agreement which expires in December, 2003.

Employees

        As  of  April  10,  2000,  Sagebrush  employed  twenty-seven   full-time
employees and two part-time employees. None of Sagebrush's employees is represented by a union and management believes its employee relations are good.

Operating Results

        The following unaudited financial information summarizes the more complete historical financial information of Sagebrush to be contained in an amendment to this 10-K. Sagebrush's 1999, 1998 and 1997 audits are nearing completion. The results in the following table do not necessarily indicate results Sagebrush will achieve in the future.

                           Sagebrush Operating Results


                                               Year Ended December 31,
                                             1998        1997       1996
                                            ------      ------     -----
Income Statement Data:
Revenues                                  $1,758,747   $658,191   $1,039,318
Cost of Goods Sold                          957,345     366,381      781,760
Selling, General and Administrative         743,845     362,101      300,267
                                           ---------   ---------    --------
Expenses
Income (Loss) from Operations                47,217     (72,458)     (49,051)
Other Income                                130,900      92,294      (11,642)
Net Income (Loss)                           178,117      19,836      (60,693)
Accumulated Deficit, Beginning of Year     (264,404)   (284,240)    (223,547)
                                           ---------   ---------    ---------
Accumulated Deficit, End of Year           $(86,287)  $(264,404)   $(284,240)
                                           =========  ==========   =========
Balance Sheet Data
Total Assets (1)                           $282,734     $62,106           (2)
Total Liabilities                           318,191     326,370           (2)
Paid In Capital                                 140         140           (2)
Accumulated Deficit                         (86,287)   (264,404)          (2)

--------------------------------

(1)     Net of accumulated depreciation and amortization.
(2)     Not available.

Willow Systems, Inc.

Overview

        Willow is an engineering and manufacturing company specializing in providing custom real-time motion control and electronics solutions. Its principal executive offices are located at 15100 Central Avenue SE, Albuquerque, New Mexico 87193. Its telephone number is (505) 299-2486. Its website is www.willowsystems.com.

Growth Strategy and Plan of Operations

        Willow specializes in translating its customers' motion control requirements into reliable, low-cost custom hardware solutions. Its objective is to bring the latest technologies and best engineering talents together to address its clients' needs. Its business philosophy is to provide products that meet specifications, are safe to use, are kind to the environment, are fairly priced, and are delivered on time. Willow's growth strategy will be to increase its production of motion control devices and other quality products and to expand its customer base through an aggressive advertising and marketing campaign to publicize its products. Key elements of its growth strategy include:

        Willow designs and markets custom motion control, robotics and electronics solutions with leading edge technologies in the areas of gimbals and photographic/electro-optical systems. Willow has the capability to translate real-time motion control requirements into reliable, low cost hardware solutions, and its technologies have potential application in a wide range of businesses.

        Willow is also engaged in the business of designing and  developing  new and innovative MicroElectro Mechanical Systems ("MEMS") technology and associated controls and electronics, primarily for optical applications. MEMS are machines so small that they are imperceptible to the human eye.

        Willow is also developing a high-speed fiber optic switch that will control communications routing over fiber optic networks. This switch will be compatible with the high capacity wavelength division multiplexed ("WDM") fiber optic systems that are expected to dominate the fiber optic communications market over the next decade.

        Products.   Willow provides gimbals, camera and electro-optical systems.
Its specialties include:

o       Gimbals and pedestals

o       real-time control systems

o       specialized board designs

o       analog designs

o       camera systems

o       real-time micro controller, DSP, and state machine designs

        Product Research and Development. Willow believes that strong product research and development capabilities are essential to maintain a competitive edge with its products. Since inception, it has focused its research and development efforts on developing the finest motion control systems available. Its research and development efforts will continue.

        Target Market. A major part of Willow's business is supplying motion control systems on an OEM basis for military, industrial, space, commercial, aerospace, and motion picture applications. Its products can be provided to fit a customer's particular application.

        Willow uses focused system engineering approach to all of its projects. It is able to do this because it possesses a very broad range of expertise in all aspects of precision motion control and electro-optical systems, and in supporting engineering disciplines. Willow specializes in precision-engineered solutions - cutting-edge design, engineering, manufacturing, testing, and customer support - to provide maximum value for its customer's program dollar.

        Willow applies this systems approach using integrated product development teams. Each development team typically includes not only the internal engineering and management capabilities required for a project, but its customers and key suppliers as well. Regular technical interchange ensures that Willow remains focused on its customers' needs and provides timely visibility throughout the design process. Involvement of essential suppliers helps ensure that components and subsystems meet design parameters. This integrated product development approach helps to provide its customers with a product that is reliable, manufacturable, high-quality and that will test to the customer's specifications.

        Manufacturing Strategy. Willow's ongoing manufacturing strategy will be designed to increase capacity, improve quality, and reduce costs. It plans to gradually increase its production in order to sustain its projected growth. In any given year, its ability to reach its targeted production level will depend upon, among other factors, its ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facility, and (iii) sell all of the products it can produce.

        Willow will assemble its products; however Willow will not manufacture all of the parts it needs to produce its products and it'll have to rely on outside suppliers to provide most of them.

        Willow's income projections are as follows:

                            Willow Income Projections

                                 2000          2001         2002        2003
                                 ----          ----         ----        ----
Net Sales                     1,234,664    20,164,000   45,823,250  91,726,000
Operating Costs and Expenses  1,109,562    18,066,944   40,920,162  61,6363,140
                              ---------    ----------   ----------  -----------
Income (Loss) From Operations   125,100     2,097,056    4,903,088   10,089,860
Other income (Expenses)              --            --           --           --
Net Income (Loss)               125,100     2,097,056    4,903.088   10,089,860

        Marketing Strategy. Willow will conduct an aggressive advertising and marketing campaign to publicize its products. Willow believes that its potential customers can best be reached through advertising in technical publications, trade shows and direct marketing and on the Internet.

Willow Facility

        Willow's executive offices and manufacturing facility are located in a light industrial area in Albuquerque. They consist of approximately 5,960 square feet of leased space under a lease which expires in October 2001.

Competition

        Willow believes that it is at the forefront in the design, development and manufacturing of motion control devices and related products. It emphasizes quality, reliability, cost-effectiveness and timely delivery. Nonetheless, other companies are engaged in the design, development and manufacturing of motion control devices and related products which may be competitive with Willow's products. Many of those entities have substantially greater financial, technical, manufacturing, marketing, distribution or other resources than Willow. Willow's profitability will depend upon its ability to compete in its market area.

Product Liability

        The sale of its products may expose Willow to product liability claims. It believes that its products are, and will be, safe and that it will be able to obtain product liability insurance at a reasonable cost. However, in the event of an uninsured or inadequately insured product liability claim, or in the event of an indemnification claim by a third party, Willow's business and financial condition could be materially adversely affected.

Regulation

        Willow's products and business may be subject to federal, state and local regulations, including environmental regulations. Willow can't calculate exactly how much it will cost to comply with government regulation, but it will try to ensure that its facilities and products comply with all applicable regulations and standards. In any event, it doesn't think that the cost of compliance will materially affect its financial condition.

Management

        Willow is currently managed by Doug Elerath, its President, and Sam Rogers, Jr., its Vice President.

Employees

        As of April 10, 2000, Willow employed twenty-two full-time employees and two part-time employees. None of Willow's employees is represented by a union and management believes its employee relations are good.

Operating Results

        The following unaudited financial information summarizes the more complete historical financial information of Willow to be contained in an amendment to this 10-K. Willow's 1999, 1998 and 1997 audits are nearing completion. The results in the following table do not necessarily indicate results Willow will achieve in the future.

                            Willow Operating Results

                                             Year Ended December 31,
                                           1998        1997        1996
                                          ------      ------      -----
Income Statement Data:
Revenues (Net Sales)                    $1,039,117    $551,331     $33,298
General and Administrative Expenses        862,798     455,509      12,719
Income from Operations                     176,319      95,822      20,579
Other Income                                    40          --          --
Income Before Taxes                        176,359      95,822      20,579
Income Taxes                                64,607      24,651       4,103
                                          --------    --------    --------
Net Income                                 111,752      71,171      16,476
Retain Earnings, Beginning of Year          87,647      16,476
                                          --------    --------
                                                                        --
Retained Earnings, End of Year            $199,399     $87,647     $16,476
                                          ========     =======     =======
Balance Sheet Data:
Total Assets (1)                          $370,580    $146,359         (2)
Total Liabilities                          159,530      52,558         (2)
Deferred Income Taxes                       11,451       5,954         (2)
Paid In Capital                                200         200         (2)
Retained Earnings                          199,599      87,847         (2)

-----------------------------------

(1)     Net of accumulated depreciation and amortization.
(2)     Not available.

LaserWireless, Inc.

        LaserWireless, which was only formed in 1999, specializes in the development, sale and support of state-of-the-art wireless optical communication systems capable of transmitting video, voice, telephone and data through the atmosphere using eye-safe laser technology. This capability offers a solution for private communications where a leased line cannot be used, for example, when land is not owned between two sites or where physical barriers, such as rivers, highways, parking lots, etc., prevent use of conventional cables. The systems include full time electronic tracking for maximum availability. Its principal executive offices are located at 2145 Lincoln Plaza, Lancaster, Pennsylvania. Its telephone number is (877) 527-3757. Its website is www.laserwireless.com.

Growth Strategy and Plan of Operations

        LaserWireless designs, develops, manufactures and markets state-of-the-art atmospheric laser communications equipment for voice, video, phones and data. Its objective is to bring the latest technologies and best engineering talents together to address its clients' needs. Its business philosophy is to provide products that meet specifications, are safe to use, are fairly priced, and are delivered on time. LaserWireless' growth strategy will be to increase its production of laser communications systems and other quality products and to expand its customer base through an aggressive advertising and marketing campaign to publicize its products. Key elements of its growth strategy include:

        Products. There is a growing need in today's information society to augment existing communication systems with reliable, high bandwidth communication capability. Laser communication systems provide users with an alternative to traditional copper or fiber communications pathways. LaserWireless systems facilitate immediate communication enhancements with full network interface support.

        The LaserWireless LightBridge 155 communication system features electronic tracking to ensure continuous alignment of both transmitting and receiving optical links. A typical system consists of two Laser Transceivers and two Digital Remote Status Monitors. The Laser Transceivers provide a high speed full-duplex data link between sites, while the Remote Status Monitors allow the user to verify correct system operation. Two advance features - Full Time Electronic Tracking and Remote Factory Diagnostics - ensure the highest levels of reliability and availability. Currently the system will support data rates to 155 million bits per second (Mbps) with a range to 2.5 kilometers (1.5 miles). Development plans include systems supporting tomorrow's ultra-high data rates. Other features include remote status monitoring and diagnostics, both supported by 24-hour technical support.

        Product Research and Development. LaserWireless believes that strong product research and development capabilities are essential to maintain a competitive edge with its products. Since inception, it has focused its research and development efforts on developing the finest laser communication devices available. Its research and development efforts will continue.

        Target Market. Current applications for LaserWireless products include university and office campuses, building-to-building communications, military mobile communications, emergency communication networks and temporary communications. Important military applications include mobile, high bandwidth communications using a battery-powered system that is easily transportable, non-detectable, and secure. Emergency communication needs arise in disaster areas where damage has occurred to above ground or underground communication systems. Other temporary communication needs include conventions, expositions, trade shows, and mobile command and control.

        LaserWireless is preparing for the future of high-speed communications with system development efforts focused on providing 622 Mbps and 2+ Gbps communication capabilities.

        LaserWireless Technology. LaserWireless' system is the latest technology in optical communications for distances up to 2.5 kilometers with greater than 95% availability. The system incorporates full real-time electronic tracking to ensure continuous alignment. The transmitters are easy to install and operate, requiring only a clear line-of-sight and solid supporting locating for mounting. Any problems in the field can be diagnosed by the factory using standard phone lines. The transceivers are field repairable and include full factory support. There are no license or right-of-way requirements.

The following are some of the features of the LaserWireless system:

o       data rates from 1 to 155 Mbps

o       2.5 kilometer range (1.5 miles)

o       electronic tracking system

o       no licensing required

o       D.C. operational

o       remote status monitor

o       complete diagnostics from factory

o       7 plus years MTBF

o       waterproof, modular design

o       protocol transparent

o       highly cost effective

o       secure transmission

o       very high bandwidth capabilities

o       compatible with all network interfaces

o       eye-safe design

o       certified CSA, UL, CDRH and CE

        Manufacturing Strategy. LaserWireless' ongoing manufacturing strategy will be designed to increase capacity, improve quality, and reduce costs. It plans to gradually increase its production in order to sustain its projected growth. In any given year, its ability to reach its targeted production level will depend upon, among other factors, its ability to (i) continue to realize production efficiencies at its existing production facilities through implementation of innovative manufacturing techniques and other means, (ii) successfully implement production capacity increases in its facility, and (iii) sell all of the products it can produce.

        LaserWireless will not manufacture any of the parts it needs to produce its products and it'll have to rely on outside suppliers to provide the rest.

        LaserWireless' income projections are as follows:

                        LaserWireless Income Projections

                                  2000        2001         2002          2003
                                  ----        ----         ----          ----
Net Sales                      2,311,932   5,064,74    10,775,318    20,599,640
Operating Costs and Expenses   2,018,832   4,001,145    7,679,160    10,923,880
                               ---------   ---------   ----------    ----------
Income (Loss) From Operations    293,100   1,063,595    3,096,158     9,675,760
Other income (Expenses)               --          --           --            --
Net Income (Loss)                293,100   1,063,595    3,096,158     9,675,760

        Marketing Strategy. LaserWireless will conduct an aggressive advertising and marketing campaign to publicize its products. LaserWireless believes that its potential customers can best be reached through advertising in trade shows and direct marketing and on the Internet.

LaserWireless Facility

        LaserWireless' executive offices and manufacturing facility are located in a light industrial area in Lancaster, Pennsylvania. They consist of approximately 10,500 square feet of leased space under a lease which expires in January 2003.

Competition

        LaserWireless believes that it is at the forefront in the design, development and manufacturing of laser communication systems. It emphasizes quality, reliability, cost-effectiveness and timely delivery. Nonetheless, other companies are engaged in the design, development and manufacturing laser communication systems which may be competitive with LaserWireless' products. Many of those entities have substantially greater financial, technical, manufacturing, marketing, distribution or other resources than LaserWireless. LaserWireless' profitability will depend upon its ability to compete in its market area.

Product Liability

        Although LaserWireless believes its laser systems to be safe at any distance, the sale of its products may expose LaserWireless to product liability claims. It believes that its products are, and will be, safe and that it will be able to obtain product liability insurance at a reasonable cost. However, in the event of an uninsured or inadequately insured product liability claim, or in the event of an indemnification claim by a third party, LaserWireless' business and financial condition could be materially adversely affected.

Regulation

        LaserWireless' products and business may be subject to federal, state and local regulations, including environmental regulations. LaserWireless can't calculate exactly how much it will cost to comply with government regulation, but it will try to ensure that its facilities and products comply with all applicable regulations and standards. In any event, it doesn't think that the cost of compliance will materially affect its financial condition.

Management

        LaserWireless is currently managed by Richard Walter, its President.

Employees

        As of April 10, 2000, LaserWireless employed nine full-time employees and one part-time employee. None of LaserWireless' employees is represented by a union and management believes its employee relations are good.

Operating Results

        LaserWireless was only formed in 1999. The following unaudited financial information summarizes the more complete historical financial information of LaserWireless to be contained in an amendment to this 10-K. LaserWireless' 1999 audit is nearing completion. The results in the following table do not necessarily indicate results LaserWireless will achieve in the future.

                         LaserWireless Operating Results
                         -------------------------------

                                         Year Ended December 31, 1999
                                         ----------------------------

Income Statement Data:
Revenues (Net Sales)                             $        -0-
General and Administrative Expenses                397,103.98
Income from Operations                            (397,103.98)
Other Income                                              -0-
Income Before Taxes                               (397,103.98)
Income Taxes                                              -0-
Net Income                                        (397,103.98)
Retain Earnings, Beginning of Year                        -0-
Retained Earnings, End of Year (1)                (397,103.98)
Balance Sheet Data:
Total Assets (2)                                   274,139.48
Total Liabilities                                  671,243.86
Deferred Income Taxes                                     -0-
Paid In Capital                                           -0-
Retained Earnings                                (397,103.98)

-------------------------------

(1)     Before depreciation of any assets.
(2)     Net of accumulated depreciation and amortization.

                              HEALTH PRODUCTS GROUP
                              ---------------------

Essentia Water, Inc.

Overview

        Essentia Water, Inc. ("Essentia") is a Woodinville, Washington based bottled water marketing company acquired by NextPath on January 21, 2000. Its principal executive offices are located at 24100 State Route 9 SE, Bldg. A, Woodinville, Washington. Its phone number is (425) 488-9400. Its website is www.essentiawater.com.

Growth Strategy and Plan of Operations

        Essentia is engaged in the business of developing, manufacturing, packaging, and marketing bottled alkaline and electrolyte enhanced premium water products with health and hydration benefits. Essentia water is initially pre-filtered and purified using reverse osmosis and ozonation to achieve 99.9% purity. A bio-available electrolyte formulation of bicarbonate, magnesium, potassium, sodium and calcium is added and the water is then processed using Essentia's ionic separation technology to increase its alkalinity to assist in balancing the acidic nature of American diets and to aid in producing a smooth taste.
Key elements of its growth strategy include:

        Products. Bottled in 20 oz., 1.0 liter and 1.5 liter recyclable P.E.T. (Polyethylene Terephtalate) bottles, Essentia water is distributed through natural/health food and retail grocery channels (natural sets only) throughout the United States. In addition to manufacturing bottled water products under its own name, Essentia bottles under private labels such as Wild Water(TM) for Wild Oats Community Markets, the second largest national chain of health food stores; BonH2O(TM) for The Bon Marche, a flagship brand of Federated Department Stores; and PETsMART.

        In contrast to so many bottled waters, Essentia avoids the use of "source" water from springs, glaciers, mountains, etc. because of their inconsistencies. Instead, Essentia's unique process involves first purifying water to its essence through reverse osmosis, then adding nutrient minerals that are more bio-available (absorbable) by the body.

        As a result, no other bottled water has the unique biological active properties of Essentia Water. Certified lab analysis verifies that Essentia (compared to other bottled waters) provides an abundant source of active hydrogen that "quenches free radicals;" has less cohesion (better saturating water) thus promoting faster hydration; is higher in alkalinity (+/- 9.5) thus assisting the body in maintaining proper pH balance by neutralizing acidic conditions; and delivers a proprietary formula of pure minerals for vital cellular electrolyte replenishment.

        All these active properties enhance the body's innate ability to heal itself. These unique processes mean Essentia can bottle Essentia Water anywhere in the world, consistently and within stringent quality assurance standards set forth by Essentia while incorporating federal and state guidelines as the foundation. Thus, Essentia Water is lab certified, user endorsed and 100% satisfaction guaranteed to ensure consumer trust - an important part of continued purchases and long term brand loyalty.

        Product Research and Development. Essentia believes that strong product research and development capabilities are essential to maintain a competitive edge with its products. Essentia is committed to making Essentia an international brand. Essentia realizes that a successful brand is not built by accident, but requires the brand to become the focal point of the company's vision. Essentia has gathered a seasoned team of business executives and industry professionals all committed to research, development and product engineering to further the Essentia vision.

        Target Markets. Essentia currently co-packs, markets, and sells high alkaline (pH) and electrolyte enhanced bottled water under the brand name Essentia Water. Bottled in PET - 20 oz., 1.0 liter and 1.5 liter sizes, Essentia Water is distributed through natural/health food stores and retail grocery channels (natural sets only) throughout most of the United States. Essentia has developed a national distribution infrastructure for catalog and Internet sales, which provides direct delivery to Essentia's customers, adding to its national distribution capabilities.

        Essentia Technology. We believe Essentia Water is the only water of its kind in the market today. Unlike source waters (spring, glacier, mountain, etc.), Essentia, using its unique process, removes all foreign minerals and contaminates commonly known as TDS (total dissolved solids) that survive standard filtration.

        Essentia specifications require our water to be purified to -three (3) parts per million (PPM) TDS. Some source waters have been tested and contain over 100 times more TDS than Essentia Water. The amount and class of TDS found in source water as compared to Essentia Water will change from bottle to bottle giving little consistency to the water taste and profile.

        Once Essentia Water is purified, our proprietary, pure electrolyte, formulation is added. This formulation contains vital pure minerals including calcium, magnesium, potassium, sodium and bicarbonates the human body requires. Compared to source water, these minerals can be easily assimilated by the body. Additionally, our proprietary formulation is tasteless, colorless, odorless and water soluble.

        After the electrolytes have been added, the purified water runs through our proprietary Ionic Separation Technology. This technology separates the water's alkaline ions (negative charged) from the acidic ions (positive charged). Essentia bottles only the alkaline water we call "negative charged." Essentia water has a pH level to +/- 9.5 compared to source water having an average pH level of 7.0. A diagram of our process can be found at www.essentiawater.com.

        Marketing Strategy. Essentia's marketing strategy is designed to increase sales by (i) expanding its product lines, (ii) continuing to increase its distribution network, and (iii) adding a new east coast production facility (co-packer). In any given year, its ability to reach its targeted sales level will depend upon, among other factors, (i) its ability to obtain financial resources, (ii) market acceptability of its new products, and (iii) its ability to successfully increase its East coast production capacity.

        Financial Summary. Since its inception in July 1998, Essentia has seen product sales grow from 18,000 cases in the second half of 1998 to 75,000 cases in 1999. Essentia expects sales of 200,000 cases in year 2000.

Results of Operations:                        2000 (forecast)  2001 (forecast)
----------------------                        ---------------  ---------------
    Net Revenues                                 $ 3,111,300      $ 5,093,900
    Cost of Goods Sold                             1,929,400        2,995,900
                                              ---------------  ---------------
    Gross Profit                                   1,181,900        2,098,000
    Operating Expenses                             1,715,700        1,872,000
    Depreciation & Amortization                       86,700          111,200
                                              ---------------  ---------------
    Loss from Operations                            (620,500)         114,800
    Other Income (Expense), Net                       57,400           44,600
                                              ===============  ===============
    Net Income                                    $ (563,100)      $  159,400
    (Loss)
                                              ===============  ===============

        These financial forecasts do not reflect an increase in net revenues from sources other than those derived by Essentia's normal course of business in the natural and health foods channels, in both branded and private label product sales.

Essentia Facility

        Essentia's executive offices are located in Woodinville, Washington, which is located outside Seattle. They consist of approximately 800 square feet of leased space under a lease which is month to month. Essentia is planning a corporate office move to Phoenix, Arizona within the next 90 days. Essentia's current business strategy is to continue to "partner" with contract packing companies to produce its products under Essentia'a product specifications and quality control standards. Essentia believes that contract packing ("co-packing") provides the most flexibility and the least capital investment. Essentia anticipates having multiple plants strategically located around the United States by the end of 2000. Currently Essentia's co-packers are California Bottling Company located in Roseville, California and Renegade of America located in Glendale, Arizona.

Competition

        Essentia believes that Essentia Water is the only water of its kind in the market today. However, many other water bottlers have substantially greater financial, technical, bottling, marketing or other resources than Essentia. Essentia's profitability will depend upon its ability to compete in its market area.

Product Liability

        The sale of its products may expose Essentia to product liability claims. It believes that its products are, and will be, safe and that it will be able to obtain product liability insurance at a reasonable cost. However, in the event of an uninsured or inadequately insured product liability claim, or in the event of an indemnification claim by a third party, Essentia'a business and financial condition could be materially adversely affected.

Regulation

        Essentia's products and business may be subject to federal, state and local regulations, including environmental regulations. Essentia can't calculate exactly how much it will cost to comply with government regulation, but it will try to ensure that its facilities and products comply with all applicable regulations and standards. In any event, it doesn't think that the cost of compliance will materially affect its financial condition.

Management

        Essentia is currently managed by Kenneth Uptain, its Chief Executive Officer, and by James Tonkin, its President and Chief Operating Officer.

Employees

        As of April 10, 2000, Essentia employed five full-time employees and one part-time employee plus four contract consultants, two of whom are full-time and two of whom are part-time. None of Essentia'a employees is represented by a union and management believes its employee relations are good.

        The following financial information summarizes the more complete historical financial information of Essentia contained elsewhere in this 10-K. The results in the following table do not necessarily indicate results Essentia will achieve in the future.

                           Essentia Operating Results
                           --------------------------

                                            Year Ended December 31,
                                            -----------------------
                                           1999     (July-December) 1998
                                         --------   ---------------------
Income Statement Data:
Revenues (Net Sales)                    $ 177,466        $ (25,067)
Operating Expense                         821,903          475,565
                                         ---------        --------
Operating Loss                           (644,437)        (500,632)
Interest Expense                           43,713            2,948
                                         ---------        --------
Net Loss                                $(688,150)       $(503,580)
                                        ==========       ==========
Balance Sheet Data:
Current Assets                          $ 263,964        $ 118,350
Property and Equipment-At Cost, Net       280,010          312,763
                                        ----------       ---------
Current Liabilities                       676,857          375,846
Paid In Capital                         1,058,847          558,847
Accumulated Deficit                    (1,191,730)       (503,580)

                        ENVIRONMENTAL TECHNOLOGIES GROUP
                        --------------------------------

Overview

        The Environmental Technologies Group ("ETG") was created in October, 1999, is headquartered in Tulsa, Oklahoma, and is concerned with the acquisition, development, and application of specific, environmentally-benign technologies.

NextPath AES, Inc.

        In General. NextPath AES, Inc. ("NAES"), a wholly owned subsidiary of NextPath, was formed in November 1999. AES (Agro-Economic Systems) is the acronym used to denote our self-sustaining, integrated agribusiness initiatives.

        Status and Mission. Home-based in Tulsa, Oklahoma, NAES was established to design, build, own, and operate AES facilities worldwide. Our AES facilities are being designed to grow, process, and package fresh produce and fish on a continuous, year-round basis. To the maximum extent possible, produce and fish are to be certifiable as "organically" or "naturally" grown in accordance with national organic growing standards. Commercial facilities are to include self-contained energy systems. Light, temperature, humidity, nutrient streams, water quality, effluent, and emissions at our AES facilities are to be fully controlled. Fish-tank water is to be used in plant nutrition ("aquaponics"), and effluent water from plant-beds and processing lines is to be filtered and recycled. Waste products are to be recycled as fuel for the energy system.

        Design Productivity. The target design-productivity of our typical AES facility is to be considerably greater than that of known hydroponic or aquaponic systems. Production and processing is to occur on a continuous basis, and AES facilities are to be able to schedule just-in-time (JIT) delivery of fresh food to retailers, with consequent savings in cold storage costs and reduction in spoilage. Additionally, production costs are to be reduced by not having to accommodate harvesting and processing "surges." Thus, processing lines can be smaller, with fewer employees needed for harvesting and processing. At the same time, technical tasks will be more sophisticated and varied, requiring a larger proportion of trained, salaried workers.

        Two Models. Two models are being developed: a large-scale, commercial version and a "community food security" (CFS) model devised for developing economies. Needful Provision, Inc. (NPI), a non-profit organization located in Tahlequah, Oklahoma, which licenses proprietary processes and sub-systems to NextPath, has been engaged to develop the CFS model, test basic bio-systems, and provide training for operations and technical personnel.

        Support Entities. A Tulsa architectural and construction management firm, Ragsdale and Associates, has been engaged to oversee facilities design and engineering. A gasifier-based energy system, designed and built by Thermogenics, Inc., Albuquerque, New Mexico, has been selected for use at our AES facilities. Our AES will employ proprietary aquaponics systems and technologies developed by Agri-Covers, Ltd., of Gridley, Illinois. We have negotiated a definitive agreement to acquire the assets and intellectual property of Agri-Covers, but await funding to close the acquisition.

        Prototype Commercial Facility. A number of potential Oklahoma sites are being considered for the prototype facility. Upon completion of current design and engineering work, contracts will be let to construct and equip that facility.

        Production and Installation Standards. AES facilities are to be built in modules. Each module is to represent a specific set of growing and processing conditions and production objectives. Energy requirements, and, therefore, self-contained heating and electrical systems, are to be sized accordingly. Modular structures, fixtures, and operating equipment are to incorporate appropriate ISO 9001, ASME, and DIN specifications. Products, outputs, environmental control features, and sizes of our AES facilities will vary by market region. Modular structures and equipment sets are to be supplied in kit configuration, suitable for containerized shipment to foreign sites. The AES program envisions installation of facilities at land reclamation sites, in urban locations, in areas where severe climate prevents outdoor cultivation, and in lesser-developed regions in order to enhance general nutrition. In some locales, we may supplement production through contract growers using company-prescribed techniques and systems under our supervision.

        Marketing Plan and Revenue Sources. Revenues are to come from the sale of bulk and packaged vegetables, fish, herbs, plant oil extracts (including health-related products), and ornamental plants. Facilities are to be sized for economies of scale, with some installations requiring more than fifty acres of installation space. Target profit margins of 25% or greater per year have been projected for AES facilities in developed-nation configurations. These are to be achieved through precise selection of the types of produce grown and value-added processing. Wholesale lots are to be marketed over the Internet and through direct, forward supply contracts to large retailers. Some health-food related products are to be direct-marketed through NextPath's Health Products Group. We are studying the possibility of marketing fresh produce and fish via overnight air delivery service.

        Estimated Near-Term Capital Requirements. We estimate that approximately $14,000,000 will be required to implement our business plan for NAES in the near term.

NextPath Environmental Services, Inc.

        In General. NextPath Environmental Services, Inc. ("NES"), also located in Tulsa, Oklahoma, was formed in November 1999 to develop, sell, own, and
operate  systems  that  convert  waste  to  energy,   clean-up  water  and  soil
contaminated by fuel, oil, and chemical spills, provide potable water at locations that have no water treatment systems, and provide on-site effluent control, filtration and treatment systems, and, more recently, to acquire, develop, and market devices to drastically reduce exhaust emissions from, while increasing the energy efficiency of, internal combustion engines. Two entities are, or are targeted to be, included under the NES umbrella, NextPath Thermogenics, LLC and NextPath Separation Solutions, LLC.

        NextPath Thermogenics, LLC.

        In General. NextPath Thermogenics, LLC (the "Thermogenics, LLC") is a limited liability company owned 51% by Thermogenics, Inc., Albuquerque, New
Mexico, and owned 49% by NES. The Thermogenics, LLC designs, fabricates and sells proprietary gasification systems that use virtually any hydrocarbon-based waste product as fuel to create a low-temperature, high-quality gas.

        Technology  Base.  This  gas is  known as  "producer  gas" or  "syngas".
Depending on the design of the system, the gas can be either low- or medium-heating value. The process involves a first stage high temperature decomposition without combustion in a low-oxygen environment. The system uses neither a combustion process nor incineration. Further, when coupled to an engine, gas turbine or boiler, there are no gaseous emissions from the gasification system and therefore the system can meet rigorous air quality standards. This gas can be cleanly burned, liquefied, or used in a bio-process to produce ethanol. The Thermogenics, LLC is actively pursuing opportunities in this regard with existing process equipment and catalyst suppliers as well as with waste generators and academic research facilities. Typically, this gas would be combusted to produce heat for heat exchangers or steam boilers, or directly fed to an internal combustion or gas turbine engine linked to an electricity generation device. Thus, these units can be used for small-scale electrical power generation (co-generation). For these reasons, the Thermogenics unit was selected as the on site energy system for NextPath's AES facilities (see above). The unit itself has no regulated emissions. Inert solid residues from the reaction process can be safely land-filled or mixed with a binder and used as a paving or building material.

        Mission. The purpose of the Thermogenics, LLC is to build, own, and operate waste-to-energy systems installed for specific waste disposal and energy generation tasks. This normally would involve multiple units configured to handle various waste streams, including municipal solid waste (MSW), discarded tires, oil sludge, trap grease, animal wastes, plant residues, dewatered sewage sludge, coal tailings, textile waste, automobile shredder waste, industrial wastes such as paint sludge and used oils, food processing wastes, and wood products waste. After removal of larger metallic solids, these wastes can be batched or blended, depending upon energy output requirements.

        Peripheral Equipment Requirements While Thermogenics, Inc. is the provider and manufacturer of patented gasification systems that form the core of the Thermogenics, LLC's waste-to-energy business, complete projects will utilize equipment from a variety of international manufacturers for the processing of waste and the conversion of the gas produced by the gasification systems into different forms of energy. This could include shredders, grinders, a briquetting system, various conveyor systems, internal combustion engines configured for use with liquid petroleum or natural gas, gas turbines, electrical generators and turbo-alternators steam boilers, heat-exchangers, distillation and bio-conversion units (ethanol production) and other peripherals.

        System Control, Safety, and Standards. Waste-to energy and peripheral systems are to be electronically controlled through desktop computers, using proprietary control logic, circuit boards, and software. All systems are to be equipped with automated safety and shut-down systems. Facilities and equipment designed and supplied by the Thermogenics, LLC are to be compliant with local environmental regulations. The Thermogenics, LLC has committed to bring its equipment and facilities into conformance with ISO 9000 and 9001 standards at the earliest possible date.

Project Types and Bases

        Build, Own, Operate (BOO). This type of project is to be a long-term (10 years or more) commitment by the Thermogenics, LLC to design, build and operate a waste-to-energy facility. Typically a local partner will be involved and contribute a portion of the equity, while Thermogenics, LLC provides the majority of the funding. Long-term contracts for the supply of the waste and for the sale of energy would be involved. In most cases the land for the facility is supplied under a lease agreement with the customer with only a nominal rental fee. In some cases improvements to the site are cost-shared with the customer and landowner.

        Build-Own-Operate-Transfer (BOOT). A BOOT project is similar to the BOO project, except that there would be a predetermined time in the future, usually 3 to 5 years when ownership would be transferred to a governmental or private entity. The Thermogenics, LLC would usually continue to operate and maintain the facility under a long-term contract with the new owner.

        Turn-Key With a Management Contract. This project type would allow an owner to place a single contract for the entire facility, sometimes even including the site preparation and civil work, and the Thermogenics, LLC would serve as General Contractor, working with local contractors, to design, construct, install and start-up the entire plant. The Thermogenics, LLC could, at the owner's option, facilitate construction financing, with full payment made when the installation and start-up phase is completed and the plant is in full operation. The Thermogenics, LLC could then, under a long-term contract with the owner, be responsible for operation and maintenance of the facility on a fee or cost-plus basis.

        Straight Turn-Key. While less attractive to the Thermogenics, LLC, this form of project could be expedient when special financing conditions, or a need for the technical skills dictate. In this instance the Thermogenics, LLC would be paid progress payments during the design and construction phases, and fully paid off when the plant is accepted and ready to begin full operation. Completed facilities would remain under the Thermogenics, LLC service and maintenance agreements for an indefinite period. Operators would be trained and certified by the Thermogenics, LLC.

        Development Plan. The initial development plan envisions 10 to 12 projects in the Western United States and Europe. Project costs to the Thermogenics, LLC include manufacture and procurement of systems and related equipment, and the hiring and training of operators. Some foreign projects could involve co-ventures with waste management and power companies. In some instances, bank financing and economic development incentives have been proffered. The Thermogenics, LLC is exploring a number of public and private project finance options.

        Revenue Sources. Revenues are to be derived from on-site waste disposal contracts; tipping fees (fees for the handling of waste--some running to more than $400 per ton of waste received); contract management of the Thermogenics, LLC provided waste-to-energy facilities; consulting services for purpose-design of facilities to dispose of particular wastes or produce energy for particular industrial purposes (for example, an ethanol plant, a foundry, AES facilities, a sugar plant, and a wood products plant); generation of electrical power (in the range of approximately three to 20 megawatts); generation of heat for central steam heating systems; production of derivative fuels including liquid petroleum gas and ethanol/methanol; other byproducts (including ash, carbon dioxide, and carbon monoxide); and the sale or leasing of complete systems. Rates of return for these operations are being assessed; however, the Thermogenics, LLC criteria for acceptance of contract proposals includes a requirement of projected internal rates of return on equity greater than 20%.

        Estimated Near-Term Capital Requirements. We estimate that approximately
$16,000,000   will  be  required  to  implement   the  business   plan  for  the
Thermogenics, LLC in the near term.

        NextPath Separation Solutions, LLC.

        In  General.   NextPath  Separation  Solutions,   LLC  (the  "Separation
Solutions, LLC") is a limited liability company owned 51% by the Lewis Corporation (Tetra, Separation Systems, LLC), Pocatello, Idaho, and owned 49% by NES.

        Technology Base. Tetra, Separation Systems, LLC /Lewis designs, fabricates, and sells proprietary oil-water separation and soil remediation systems that feature patented and proprietary components. These systems are transportable (skid-mounted) or mobile, and are capable of on-site clean-up of petroleum and chemical spills, with accompanying on-site restoration of contaminated soils as required. Systems are automated for two-person operation. Independent laboratory test results disclose that these systems can reduce petroleum contamination in soil to less than 100 parts per million and volatile organic compounds (VOC's) to trace levels in a single-pass operation. Oil contamination in water can be virtually eliminated in a single pass. Demonstrations have been successfully conducted for environmental protection and quality authorities.

        Mission. The Separation Solutions, LLC has been formed to build, own, and operate these systems for contract clean-up and remediation. Operations can involve three systems, the sump system, the soil system, and the oil-water system. Operating systems would be installed at clean-up sites such as gas stations and fuel depots, environmental cleanup zones, industrial waste dumps, waste transfer stations, and landfills.

        Development Plan. Two production model systems are already in operation. The initial development plan envisions equipping 18 operating locations with sump systems. This includes manufacturing and procurement of the systems and related equipment, localized marketing efforts, and the hiring and training of operators. Initial target markets include the western and southwestern regions of the United States. This plan would be accelerated to accommodate additional domestic and European markets that have been identified. Depending upon market conditions, and demand, the Separation Solutions, LLC is prepared to establish up to 200 operating sites within the first seven years.

        Revenue Sources. Revenues are to be derived from on-site water and soil cleanup contracts. For example, a sump system operating at an average rate of 50 gallons per minute can process 24,000 gallons per 8-hour day. Processing contracts, typically bring an average of $1 per gallon on a range of $.50 to $1.50 per gallon. Therefore, the Separation Solutions, LLC projects average operating-day revenue per sump system to be approximately $24,000, or $5.4 million per year if operated for 225 days per year. Current projections indicate potential average margins exceeding 40% beginning in the third year.

        Estimated Near-Term Capital Requirements. We estimate that approximately $17,000,000 will be required to implement the business plan of the Separation Solutions, LLC in the near term.

NextPath Bio-Products Research; Needful Provision, Inc.

        In General. Applications research is to be sponsored by all NextPath entities; however, the main bio-product development arm for the company is to be Needful Provision, Inc, ("NPI"), an Oklahoma based non-profit organization that licenses proprietary systems and processes to NextPath. David Nuttle, NextPath's Chairman and interim President and CEO, is also President, CEO and Chairman of NPI and the inventor of the proprietary technology owned by NPI and licensed to NextPath. The scope of NPI operations for NextPath remains proprietary and budgets for grants and research contracts to NPI are included in those of the operating companies. NPI has been previously, or is now, engaged in cooperative research activities with Oklahoma State University, North Carolina State University/Research Triangle Institute, and the National Renewable Energy Laboratory. NextPath has a first right-of-refusal for commercialization of NPI's products and processes. Some of NPI's development work on our behalf includes:

o development of genetic stocks of fish, plants, and micro-organisms for AES operations;

o       applied research into photo-flash  methods for stimulating plant growth;

o applied research into the production and refinement of biofuels from fresh water micro-algae;

o applied engineering of effluent control systems using bio-filtration and vegetative filter beds;

o       applied research and engineering of aquaculture and hydroponic systems;

o       applied  research  into  the  nutritional   properties  of high-protein,
        naturally occurring grains and "ethno-botanicals" (plants cultivated and used for nutrition and medicinal purposes by indigenous peoples);

o       applied research into   lipid/oil   extraction   from   vegetation   and
        micro-organisms;

o applied research into the natural enhancement and control of nutrients for hydroponic plants and aquaculture fish;

o       training  curricula  and  contract   training  for  AES   operators  and
        technicians; and

o       information compendia for bio-systems development.

                          INTERNET AND E-COMMERCE GROUP
                          -----------------------------

PriMedium, LLC

        On June 12, 1999, NextPath signed an Option Agreement with PriMedium, LLC, a Dallas, Texas, based software development firm that specializes in creating websites for Internet sales and purchase ordering. One of the primary reasons NextPath signed the Option Agreement was to develop the means for direct sale of NextPath and its subsidiaries' products and sales over the Internet with all of NextPath websites linked. Among other terms, the Option Agreement provides that NextPath would pay $1,500,000, issue 600,000 shares of NextPath common stock, and grant an annual royalty payment of ten percent (10%) based on the pre-tax profits of PriMedium to the equity owners of PriMedium. Although the shares were issued by NextPath at the direction of our former President and CEO, neither the Option Agreement nor the issuance of the stock was known to, or approved by, the Board. We are reevaluating whether or not to enter into a definitive agreement and there can be no assurances that one will ultimately be consummated.

US CertifiedLetters LLC

        US CertifiedLetters LLC ("USCL") was formed for the purpose of licensing, developing and commercializing proprietary technology for transmitting instruments by certified mail via the Internet or other medium (the "C-mail Technology") in the continental United States, Alaska and Hawaii. C-mail Technology will enable postal customers to send certified mail over the Internet. On April 3, 2000, NextPath signed a definitive agreement to acquire 20% of USCL. The purchase price will consist of a combination of cash and stock, of which NextPath has advanced $2,750,000. The parties expect to complete the acquisition by June 4, 2000. There are no assurances that this transaction will be closed within the anticipated timeframe or that it will close consistent with terms of the initial agreement.

        USCL provides electronic business-to-business and business-to-consumer mail services, and has developed Internet technologies to provide new and more efficient mail processing capabilities to consumers, particularly in the area of certified mail. USCL believes it is the first and only company to be granted approval by the USPS to provide certified mail processing services online. In 1998, the U.S. Postal Service processed 510,878,000 pieces of certified mail (according to the USPS website, www.usps.gov, and 1998 annual report). USCL expects to capture a portion of this market.

        Through its proprietary web site, www.USCertifiedLetters.com, USCL believes that it will be one of the most reliable ways to send certified mail within the continental United States, Alaska and Hawaii. William T. Carter, the Manager and founder of USCL, has also developed www.globalcertifiedpost.com
(GCP) for overseas certified mail delivery.

        USCL's licensed new generation of proprietary, patent pending, information software, Automated Certified Mail, has been test marketed, is approved by the USPS and is ready to mass market. This software allows the user to create a letter (or insert one from a word processing program) at the www.USCertifiedLetters.com. site, pay on-line, and then send the letter. The automated certified mail system verifies the address, adds the barcode, prints and folds the letter, and automatically completes the certification forms with just a few clicks of a mouse. The customer can expect a return receipt within 4 to 6 days, compared to the average of 10 to 12 days for manual processing.

Global Certified Mail

        Global Certified Mail, Inc. ("GCM") was formed by NextPath in October 1999 to commercialize the same proprietary electronic certified mail system for areas outside the continental United States, Alaska and Hawaii. Many businesses and organizations in other countries require verification of mail delivery to the United States, but traditional delivery methods are expensive and time consuming.

        On April 3, 2000, NextPath signed an agreement to exchange a 20% interest in GCM for a license from William T. Carter to use his C-mail Technology to enable global postal customers to send certified mail over the Internet outside of the continental United States, Alaska and Hawaii. The Company will maintain an 80% ownership interest in GCM. The parties expect to complete this transaction by June 4, 2000. There are no assurances that this transaction will be closed within the anticipated timeframe or that it will close consistent with terms of the initial agreement.

        USCL is currently developing the web site to be used by GCM, where the process will be similar to that of www.USCertifiedLetters.com. However, all letters will be processed at one facility in Birmingham into a standard certified letter, making the "point of origin" for the letter a point within the United States, rather than a foreign city. This will reduce the delivery time, speed return receipts, and reduce costs compared to the current alternatives. GCM intends initially to target multinational businesses, financial institutions and law firms in Europe.

        USCL recently chose IBM Global Services (NYSE: IBM) and ITC^DeltaCom (Nasdaq: ITCD) to design, manage and host both the new USCL site.

ITEM 2. PROPERTIES

        Our executive offices are located at 1615 N. 24th West Avenue, Tulsa, Oklahoma. We occupy approximately 6,000 square feet of space and are negotiating a month to month lease.

        Each of our subsidiaries maintains executive office and manufacturing facilities, as the case may be, as described in ITEM 1. BUSINESS. We believe that our facility and those of our subsidiaries are adequate for our and their current needs.

ITEM 3. LEGAL PROCEEDINGS

        NextPath and its former President, James R. Ladd, are two of the named defendants in the case of Tim McMurray vs. James R. Ladd, Robert Wehle et al., District Court of Dallas County, Texas (No. 00-00170) filed January 10, 2000.

The  action  alleges  "tortious  interference  with  existing  and/or  potential business relations," "civil conspiracy," and negligence and also seeks injunctive relief. NextPath believes that this action is wholly without merit and intends to vigorously defend it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
        MATTERS

Market  Information

        The Company's authorized common equity securities consist of par value $0.001 common stock.

        From January 27, 1998 until July 23, 1999, our common stock was quoted on the OTC Bulletin Board under the symbol "HYPE." Since July 23, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol "NPTK." Prior to January 27, 1998, there was no established public market for our common stock. The following table sets forth the high and low closing bid prices per share of our common stock for each full quarterly period during the two most recent fiscal years as reported by the OTC Bulletin Board:

                                                               High      Low
                                                               ----      ---
        Year Ended December 31, 1998
                First Quarter ...........................     $ N/A    $ N/A
                Second Quarter ..........................       .50      .38
                Third Quarter ...........................       .44      .38
                Fourth Quarter ..........................       .63      .38
        Year Ended December 31, 1999
                First Quarter ...........................     $1.00    $ .44
                Second Quarter ..........................      2.38      .88
                Third Quarter ...........................      7.00     1.93
                Fourth Quarter............................     25.00     7.00

        Bid prices for the OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.

Holders

        As of April 10, 2000, there were approximately 1,230 shareholders of record of our common stock. On April 10, 2000, the last reported sale price of our common stock on the OTC Bulletin Board was $10 per share.

Dividends

        We haven't declared or paid any dividends on our common stock in the past, and we don't anticipate declaring or paying any dividends in the foreseeable future. We intend to retain future earnings, if any, to reinvest in our business. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, capital requirements, business prospects, and such other factors as the board deems relevant.

Recent Sales of Unregistered Securities

        On March 17, 2000, James Ladd, NextPath's Chairman, President, Chief Executive Officer and Treasurer, resigned due to persistent problems with his health. On March 30, 2000, Douglas McClain, a member of NextPath's Board, resigned for personal reasons. Since that time, our new management team and reconstituted Board has been using their best efforts to ascertain the full extent to which NextPath, at the direction of Messrs. Ladd and McClain without notice to the Board and without Board approval, may have sold securities, or may have benefited from the sale of our stock held by Messrs. Ladd, McClain and others, since January 27, 1998, which were not registered under the Securities

Act of 1933. As of April 10, 2000, we are aware of the following sales of unregistered securities and transactions involving securities which were issued in exchange for property, services, or other securities. The transactions set forth below are not intended to be all inclusive and there may be other transactions, the exact facts and details of which we are investigating. However, should other transactions be discovered, they will be disclosed, if required, in an amended 10-K or other appropriate report.

        (a) Compact Power Merger. In connection with our acquisition of all of the issued and outstanding common stock of Compact Power International, Inc. on January 27, 1998, we issued approximately 5,480,000 shares of restricted common stock to the following shareholders of Compact Power ("CP") in a stock-for-stock transaction for shares of CP:

                           Name                   Shares        CP Shares
                           ----                   ------        ---------
               James R. Ladd                   4,223,000         1,175
               Mary W. Harrison                  580,000           150
               Joseph P. Kane                    387,000           100
               Willow Holdings, Inc.             290,000            75
                                               ---------         -----
                       Total                   5,480,000         1,500

               This   transaction  was  exempt  from   registration   under  the
               Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (b)    First  1998  504  Offering.  On  February  1,  1998,  we  offered
               1,500,000 shares of common stock for $.25 per share to certain qualified investors in a private placement. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 504 of Regulation D.

        (c) Second 1998 504 Offering. On March 10, 1998, we offered 1,100,000 shares of common stock for $.25 per share to certain qualified investors in a private placement. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 504 of Regulation D.

        (d) 1999 504 Offering. On January 1, 1999, we offered 1,500,000 shares of common stock for $.40 per share to certain qualified investors in a private placement. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 504 of Regulation D.

        (e) Regulation S Transaction. During 1999, we sold and issued approximately 1,365,000 shares of restricted common stock for approximately $15,430,000 to European investors. This transaction was exempt from the registration requirements of the Securities Act as an offshore transaction pursuant to Regulation S.

        (f) NPI License. On September 23, 1999, we issued 500,000 shares of restricted stock to Needful Provision, Inc. as required by our License Agreement with NPI dated June 1, 1998.

        (g) Sagebrush Acquisition. In connection with our acquisition of all 140,000 shares of outstanding common stock of Sagebrush Technology, Inc. ("Sagebrush") on December 14, 1999, we paid cash and issued 600,000 shares of common stock to the four shareholders of Sagebrush in exchange for their restricted common stock in Sagebrush. This transaction was exempt from the registration requirements of the Securities Act pursuant to
               Section 4(2) on the basis that the transaction did not involve a public offering.

        (h) Willow Acquisition. In connection with our acquisition of all 200 shares of the outstanding common stock of Willow Systems Limited ("Willow") on November 2, 1999, we paid cash and issued 500,000 shares of restricted common stock to the two shareholders of Willow in exchange for their common stock in Willow. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (i) Reflex LLC Purchase Agreement. In connection with our acquisition of Willow, we also acquired complete ownership of its subsidiary, Reflex LLC. On November 2, 1999, we issued 50,000 shares of restricted common stock to the owner of one-third of Reflex LLC for his interest in Reflex. This transaction was exempt from the registration requirements of the Securities Act pursuant to
               Section 4(2) on the basis that the transaction did not involve a public offering.

        (j) LaserWireless Acquisition. In connection with our acquisition of all 100 shares of the outstanding common stock of LaserWireless, Inc. ("LaserWireless") on October 18, 1999, we paid cash and issued 200,000 shares of restricted common stock to the sole shareholder of Laser Wireless in exchange for his common stock in LaserWireless. In addition, we placed 300,000 shares of restricted common stock in a Restricted Stock Plan for the benefit of the employees of LaserWireless. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (k) NextWave Photonics Acquisition. In connection with our acquisition of all 200 shares of the outstanding member interests of NextWave Photonics, L.L.C. ("NextWave") on November 2, 1999, we issued 50,000 shares of restricted common stock to John
               Hodges, an equity owner of NextWave, in exchange for his membership interest in NextWave. This transaction was exempt from the registration requirements of the Securities Act pursuant to
               Section 4(2) on the basis that the transaction did not involve a public offering.

        (l) IC Holdings Agreement. On May 6, 1999, we issued 60,000 shares of restricted common stock to IC Holdings III, LLC as partial compensation for investor relations services to be provided by IC Holdings to us. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (m) IPA Consulting Agreement. We issued 550,000 shares of restricted common stock to International Profit Associates, Inc. as partial compensation for consulting services to be provided by IPA to us pursuant to a Consulting Agreement dated September 15, 1998. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (n) Essentia Water, Inc. In connection with our acquisition of all 3,657,966 shares of outstanding common stock of Essentia Water, Inc. ("Essentia") on January 21, 2000, we issued $7,654,294 worth of our restricted common stock (585,760 shares) to the shareholder of Essentia in exchange for its common stock. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

        (o) PriMedium, Inc. On or about July 12, 1999, NextPath, at the direction of James Ladd, issued 800,000 shares of restricted stock to the owners of PriMedium, Inc., notwithstanding that the issuance had not been brought to the attention of the Board, let alone authorized by the Board. We are reevaluating whether or not to enter into a definitive agreement and there can be no assurances that one will ultimately be consummated.

        (o) Consulting Agreements. We now believe that at the unauthorized direction of Mr. Ladd, restricted common stock was issued to a number of individuals and entities pursuant to consulting agreements, including but not limited to, the following:

                      Name                                       Shares
                      Douglas McClain                           5,000,000
                      W.O.W. Consulting Group                   6,000,000
                      BLISS Unlimited, Inc.                     2,500,000

ITEM 6. SELECTED FINANCIAL DATA

        Prior to our merger with Compact Power International on January 27, 1998, we had no operating history. Since that merger, we have been involved primarily in activities related to the acquisition of our subsidiaries. Our subsidiaries also have limited operating histories.

        While the December 31, 1999 and 1998 audits of Essentia have been completed, our 1999 audit and the 1999 and prior year audits of NextPath, Sagebrush, Willow and LaserWireless are nearing completion. The consolidated financial data as of December 31, 1999 will be included in an amendment to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We don't have any significant operating history other than that of our wholly owned subsidiaries. We currently derive all of our revenue from the operations of our wholly owned subsidiaries and from our other investments. During 1999, most of our efforts have been directed to the raising of sufficient capital to finance our operations and costs associated with the negotiation and closing of acquisition agreements with our subsidiaries. We intend to continue to identify and pursue acquisitions which provide attractive investment opportunities, particularly when we can add value through our technical expertise. Our operating expenses are comprised of our general and administrative overhead and the expenses of our subsidiaries.

        We intend to provide our subsidiaries with sufficient funds so that they can grow their businesses nationally and internationally by effectively developing, marketing and expanding their products, services and market base. However, absent an infusion of equity capital or financing on terms acceptable to us, we do not believe that we have the liquidity and capital resources necessary to operate our business and those of our subsidiaries for the foreseeable future. We are actively engaged in negotiations with debt and equity sources and we will continue to purse all such options on an aggressive basis.

Results of Operations

        A table setting forth the pro forma consolidated results of operations as a percentage of sales for those subsidiaries, Sagebrush, Willow, LaserWireless and Essentia, for the year ended December 31, 1999 will be filed by amendment to this 10-K.

Liquidity and Capital Resources

        We do not believe that our existing working capital, the anticipated revenues of our subsidiaries, and the anticipated revenues from our other investments will be sufficient to fund our cash requirements and capital needs for the foreseeable future. See ITEM 1. BUSINESS. The extent of additional financing needed will depend on the success of our business and our ability to identify and pursue additional acquisitions that provide attractive investment opportunities. While to the extent possible we intend to fund future acquisitions primarily with our common stock, most acquisitions require that a portion of the consideration be in the form of cash. If we significantly increase the operations of our subsidiaries or our acquisitions beyond planned levels or if our revenues are lower than anticipated, our cash needs will be increased. In addition, our future capital requirements will depend on a number of other factors, including the level of our product research and development, the level of market acceptance of our goods and services, and the feasibility and extent of international expansion.

        Competition from larger and more established companies may hamper marketability. NextPath and its subsidiaries may face intense competition from similar, more well-established competitors, including national, regional and local companies possessing substantially greater financial, marketing, personnel and other resources than NextPath. NextPath may not be able to market or sell its products if faced with direct product competition from these larger or more established companies.

        Patents, trademark protection and proprietary marks. Notwithstanding any potential registration of patents and certain trade names with the United States Patent Office and the United States Trademark Office, there is no assurance that NextPath or its subsidiaries would be able to enforce against use of any of the proprietary products or marks of its subsidiaries. There is also no assurance that NextPath will be able to prevent competitors from using the same or similar products, names, marks, concepts or appearances of it or its subsidiaries or that it will have the financial resources necessary to protect its marks against infringing use.

        Issuance of future shares may dilute investors' share value. The Articles of Incorporation as amended of NextPath authorizes the issuance of 100,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by us. The issuance of our shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market.

        Current trading market for the Company's securities. Our common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol NPTK. The NASD has implemented a change in its rules requiring all companies trading securities on the OTC Bulletin Board to be registered as a reporting company. The Company was required to become a reporting company by the close of business on December 15, 1999. NextPath effected the merger with Epilogue on November 11, 1999 and became a successor issuer thereto in order to comply with the reporting company requirements implemented by the NASD.

        Penny Stock Regulation. Our common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. As of the date of this 10-K, the trading price of our common stock is in excess of $5.00 per share, although there can be no assurance that the price of our securities will maintain such a level.

        We are currently operating at a loss. Until the recent acquisition of Sagebrush, Willow, LaserWireless and Essentia, we had no operations or revenues and we borrowed funds or sold our securities to begin our operations and fund our acquisitions. Our ability to develop operations is dependent upon our ability to acquire companies for which we will need to raise capital through the placement of our securities or from other debt or equity financing. If we are not able to raise such financing or to obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that we will be able to continue to operate if additional sales cannot be generated.

        We have a limited operating history. We have only a limited history of operations which to date have not been profitable. Our operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its concepts, market awareness, reliability and acceptance of the Internet, dependability of its distribution network, and general economic conditions. There is no assurance that we will achieve our expansion goals and the failure to achieve such goals would have an adverse impact on us.

        Possible inability to finance acquisitions. In transactions in which we agree to acquire a company for cash, we will have to locate financing from third-party sources such as banks or other lending sources or we will have to raise cash through the sale of our securities. There is no assurance that such funding will be available to us when required to close a transaction or if available on terms acceptable to us.

        Operation of LaserWireless business involves the use of lasers. LaserWireless utilizes lasers. Although the lasers are of relatively low power and to be located in unpopulated areas such as rooftops and although the laser devices are marked with "hazard" signs, there can be no assurance that passersby will not cross the path of a laser, causing damage to the eyes or causing other health hazards.

        Unforeseen risks of acquired companies. Companies that may be acquired by us or with which we enter into business relationships may face competition from more-established or better financed companies. In addition, any one or more of these companies may produce or manufacture equipment, technology or other goods that pose inherent risks in production or operation. It is impossible to foresee these risks herein, but we will consider such risks before entering into any business combination.

        Our acquisition program may lead to uncertain liabilities. We are currently engaged in an active acquisition program. Although we evaluate all potential acquisitions, the acquisition of going concerns could potentially lead to the acquisition of the target company's liabilities, including patent and trademark infringement claims, product liability claims, breach of contract claims, or shareholder derivative claims. There can be no assurance that any companies that we acquire are free of potential liabilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The 1999 audit for NextPath and the 1999 and prior year audits for Sagebrush, Willow and LaserWireless are nearing completion. The 1999 and 1998 audits for Essentia have been completed. When completed, audited financial statements for NextPath and its four wholly owned subsidiaries consolidated as of December 31, 1999 and for prior years, as required, will be filed in an amendment to this 10-K.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS   ON  ACCOUNTING AND
        FINANCIAL DISCLOSURE

        Crouch, Bierwolf & Chisholm, Certified Public Accountants, whose address is 50 West Broadway, Suite 1130, Salt Lake City, Utah 84101, the independent accountant which was previously engaged as the principal accountant to audit
NextPath's financial statements, was dismissed on February 8, 2000 so that we could engage the services of Gray & Northcutt Inc. Crouch, Bierwolf & Chisholm stated in its report on the financial statements of NextPath for the past two years (1997 and 1998) that they were prepared assuming that NextPath will continue as a going concern and the report contained the firm's opinion that the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. The decision to change accountants was recommended and approved by our Board of Directors.

        During our two most recent fiscal years, there have not been any disagreements with Crouch, Bierwolf & Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        We provided Crouch, Bierwolf & Chisholm with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested that Crouch, Bierwolf & Chisholm furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Current Report on Form 8-K and, if not, stating the respects in which it does not agree. The letter of Crouch, Bierwolf & Chisholm is attached as an exhibit to the Current Report on Form 8-K filed with the SEC February 14, 2000.

        Weinberg & Company, P.A., Certified Public Accountants, whose address is 6100 Glades Road, Suite 314, Boca Raton, Florida 33434, the independent accountant which was previously engaged as the principal accountant to the audit financial statements of Epilogue Corporation, with whom we merged on November 12, 1999, was dismissed on February 8, 2000 so that NextPath, as the surviving corporation in the merger, could engage the services of Gray & Northcutt Inc. Weinberg & Company audited the balance sheet of Epilogue Corporation (a development stage company) as of June 7, 1999 and the related statements of operations, changes is stockholder's equity and cash flows for the period from June 4, 1999 (inception) to June 7, 1999. The decision to change accountants was recommended and approved by our Board.

        There have not been any disagreements with Weinberg & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        We provided Weinberg & Company with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested that Weinberg & Company furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Current Report on Form 8-K and, if not, stating the respects in which it does not agree. The letter of Weinberg & Company is attached as an exhibit to the Current Report on Form 8-K filed with the SEC on February 14, 2000.

        On February 8, 2000, Gray & Northcutt, located in Oklahoma City, Oklahoma, was engaged by us to audit the consolidated balance sheets of NextPath and its wholly-owned subsidiaries. Other than concerning its engagement, we had not consulted with Gray & Northcutt Inc. prior to February 8, 2000.

        On March 23, 2000, Gray & Northcutt, Inc. resigned from the audit engagement of NextPath effective that date. Gray & Northcutt, Inc. agreed to complete its audits of our subsidiaries, Laser Wireless, Inc., Willow Systems, Inc. and Sagebrush Technology, Inc.

        In its resignation letter, Gray & Northcutt, Inc. stated as follows: "In the course of performing our work, we have concluded that NextPath lacks the internal controls necessary for the development of reliable financial statements. Further, information has come to our attention that leads us to conclude that we should not rely upon the representations of NextPath's management in place during the period covered by this audit".

        We do not disagree with the statements of Gray & Northcutt, Inc. In response to these statements (i) we retained Robert Woodward as Chief Financial Officer; (ii) Mr. Woodward has taken over our financial books and records and accounts; (iii) our bank accounts are being moved from our Hillsborough, North Carolina headquarters to its new headquarters in Tulsa, Oklahoma; (iv) we have retained the services of an accountant to organize our financial books and records; (v) we have adopted the financial management plan proposed by Mr. Woodward; (vi) our Audit Committee has been filled with three independent directors; (vii) we have accepted the resignations of James Ladd, our former President, CEO and Chairman, and of Douglas McClain, a former director; (viii) we engaged Crouch, Bierwolf & Chisholm, our former auditors, to complete the audit of the Company begun by Gray & Northcutt, Inc. so that the Form 10-K for the fiscal year ended December 31, 1999 and all required amended Form 8-K can be filed as soon as possible; and (ix) three new directors have been elected to the Board.

        We provided Gray & Northcutt, Inc. with a copy of the Current Report on Form 8-K prior to its filing with the SEC and requested that Gray & Northcutt, Inc. furnish us with a letter addressed to the SEC stating whether it agrees with the statements made in the Current Report on Form 8-K and, if not, stating the respects in which it does not agree. The letter of Gray & Northcutt, Inc. is attached as an exhibit to the Current Report on Form 8-K dated April 3, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists the names, ages and all positions held by our directors and executive officers as of April 10, 2000.


          Name              Age                              Position

David A. Nuttle             63     Chairman,   Interim   President   and   Chief
                                   Executive Officer, Secretary
Frederic F. Wolfer, Jr.     61     Vice President and Assistant Secretary
Robert Woodward             50     Director And Chief Financial Officer

Charles A. Gourd            51     Director
Kenneth E. Sweet            47     Director

        Mr. Nuttle, who had been a director since January 1998, was appointed Chairman and interim President and Chief Executive Officer on March 17, 2000. He has over 40 years of economic and business development experience. Since June 1995, Mr. Nuttle has been Chairman, President and Chief Executive Office of Needful Provision, Inc., a 503(c)(3) charity, which has licensed proprietary technology to us.

        Mr. Wolfer joined us in October 1999 as Vice President. He was elected President of the Environmental Technologies Group on April 1, 2000. From April 1998 to August 1999, Mr. Wolfer was a Consultant to NextPath. From February 1997 to December 1997, he was a Country Representative for Citizens Network for Foreign Affairs. From March 1991 to February 1997, Mr. Wolfer was President and Chief Executive Officer of Controlled Environment Technologies, Inc., a sole proprietorship consulting firm. Mr. Wolfer received a BA from the University of North Carolina in 1960 and a M.A. from Central Washington State University in 1973.

        Mr. Woodward became Chief Financial Officer of NextPath on March 17, 2000. He was elected a director on April 1, 2000. Since March 1999 he has been employed by International Profit Associates as a Business Consultant. Mr. Woodward has over twenty-five years of management consulting, public accounting and senior management experience concentrated in the areas of strategic business planning, corporate financial management, business infrastructure development and administrative and operations management. From 1996 to 1999, Mr. Woodward was self-employed as a Business Consultant. From 1989 to 1996, he was Chief Financial Officer for Q-Com Corporation, a California environmental high technology firm. Mr. Woodward received a BBA degree in 1972 from St. Francis College, New York and an MBA degree in 1978 from Long Island University, New York.

        Dr. Gourd has been a Director since March 17, 2000. From August 1995 to October 1999, he was Special Assistant to the Principal Chief of the Cherokee Nation. From September 1993 to August 1995, Dr. Gourd was Director of Bilingual Education at Keys Elementary School in Park Hill, Oklahoma. Dr. Gourd has extensive academic and professional background in the practical application of Anthropology for purposes of economic development. His professional background includes economic development in third world countries, as well as work with the U.S. State Department on multi-lateral Trade Agreements, development of an international Free-Trade Zone, and is Fellow in the Entrepreneurial and MBA Programs at Babson College in Boston, Massachusetts Dr. Gourd received his PhD from the University of Kansas in 1984, a M.A. degree from the University of Oklahoma in 1976, and a BS degree in History from Northeastern State University in 1971.

        Mr. Sweet has been a director since March 17, 2000. Mr. Sweet has over nine years of executive director experience in management consulting, business valuation, mergers and acquisitions, and financial advisory services. Since 1991, Mr. Sweet has been the Executive Director of Consulting Services and one of the in-house counsel to International Profit Associates (IPA), an international consulting firm. He has supervising and/or directing in excess of 21,000 client engagements to date. Prior to joining IPA, he was President of Windbrook Securities, Inc., a broker/dealer, and The Compass Investment Group, Inc., registered as a Commodity Trading Advisor (CTA). Mr. Sweet also worked from 1981-1987 at E.F. Hutton & Company, Inc. as an Account Executive. He received a BS in both Business Administration and Accounting, graduating Magna
Cum Laude from the University of San Diego in 1974. He also received a Juris Doctorate degree from Western State College of Law in December 1977.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following summarizes, for the fiscal years indicated, and to the knowledge of current management, the principal components of compensation for our Chief Executive Officer and our only other executive officer. Mr. Ladd, our

Chief Executive Officer and President, was our only employee in 1998.

                                                       Long Term Compensation
                                                   -----------------------------

                       Annual Compensation               Awards         Payouts
                   -----------------------------   -------------------- --------
                                                                              Securities
                                                        Other                   Under-
                                                        Annual    Restricted    lying       LTIP          All
                                                        Compen-     Stock      Options/    Payouts       Other
Name and Principal Position     Year    Salary   Bonus  sation     Award(s)      SARs        (1)      Compensation
---------------------------    ------  --------  ------ --------  ----------  ---------   --------   -------------
James R. Ladd
  Former Chairman,              1999         --      --       --                    --         --             --
  President (2)                 1998         --      --       --                    --         --             --
Richard F. Wolfer, Jr.          1999   $150,000                    100,000
  Vice President (3)

-----------------------

(1)     Creativity Incentive Plan.
(2) Mr. Ladd resigned on March 17, 2000. To our knowledge as of this date, he did not receive any compensation in the years indicated.
(3)     Mr. Wolfer was employed on November 1, 1999.

Options/SAR Grant In Last Fiscal Year

        Our executive officers were not granted any options or SARs during our last fiscal year.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

        Our executive officers have not been granted any options or SARs.

Employment Agreements

        Mr. Wolfer has a five year employment agreement with us. It expires in 2004.

Compensation of Directors

        We anticipate paying reasonable and customary fees to our directors who are not officers for their services as directors and for attendance, in person or by telephone, at each meeting of the board of directors, but not for committee meetings. Officers who are also directors will not be paid any director fees.

Restricted Stock Plan

        As part of the consideration we paid for all of the stock of LaserWireless, Inc., we placed 300,000 shares of restricted common stock in a Restricted Stock Plan for the benefit of the employees of LaserWireless, Inc. An employee will become vested with respect to the shares of common stock represented by his or her Restricted Stock Award Agreement on the fifth anniversary of the date of the grant, provided he or she continuously serves as an employee of LaserWireless, Inc. or another of our subsidiaries at all times beginning with the date of the grant and ending on the fifth anniversary of the grant.

Stock Option Plan

        We recognize the need to implement, and we intend to propose and submit to our shareholders, a stock option plan so that we may attract and retain the high quality employees, consultants and directors necessary to build our infrastructure and to provide ongoing incentives to our employees by enabling them to participate in our success.

401(k) Plan

        We  anticipate  that we will  adopt an  employee  investment  plan under
Section 401(k) of the Code.

Creativity Inventive Plan

        In order to encourage and reward creativity, we will establish a Creativity Incentive Plan in 2000. Employees who develop materials, inventions, discoveries, improvements and designs will be eligible to participate in the fruits of their inventiveness over and above any salary and other benefits they may derive from their employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We have not issued any preferred stock. The following table sets forth certain information regarding the ownership of our common stock, as of April 10, 2000, by (i) each director and nominee for director; (ii) each of our executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock:


Name and Address of                   Shares Benefically
  Beneficial Owner                        Owned (1)           Percentage Owned
-------------------                   ------------------      ----------------


Directors and Executive Officers

David A. Nuttle (2)                          475,000                 1%
114 South Churton Street, Suite 101
Hillsborough, NC 27278

Frederic F. Wolfer, Jr.                      100,000                 *

Charles A. Gourd                                  --

Kenneth E. Sweet (3)                          56,907                 *

Robert Woodward

All executive officers and directors as a    631,907                 1.5%
group
(5 persons)

5% Shareholders

James R. Ladd (4)                          2,263,000                 5.4%
7106 Sunrise Road
Chapel Hill, NC 27514

W.O.W. Consulting Group                    5,856,217                14.0%
18352 Dallas Parkway, #136-440
Dallas, TX 75287

-----------------------

*       Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 1999, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2) Mr. Nuttle is Chairman and President of Needful Provision, Inc., a 501(c)(3) charitable corporation in whose name this stock is registered.

(3)     Mr. Sweet has the  contractual  right to acquire an  additional  109,453
        shares  of  500,000  shares  currently  held  by  International   Profit
        Associates, with whom he has an agreement.

(4) Mr. Ladd's daughter, McGinnis Ladd, and his son, Joshua Ladd, own 250,000 and 500,000 shares of common stock respectively. We do not know if Mr. Ladd claims any beneficial interest in the shares of his children.

Number, Terms and Election of Directors

        The number of directors is currently set at seven. Each director will serve for a term of one year or until the next annual meeting at which directors are elected. In the election of directors, each stockholder is entitled to one vote for each share of common stock he holds. There are currently three vacancies on our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors and Executive Officers

        Loans.  Although our 1999 audit has not been completed,  we believe that
as  of  December  31,  1999  we  owed  Douglas   McClain,   a  former  Director,
approximately $2,500,000.

        Other Transactions. Mr. Ladd's departure as Chairman, President and Chief Executive Officer, Mr. McClain's departure as a Director, and various transactions by NextPath which occurred while they were affiliated with NextPath in those capacities and which were not reported to the Board but which were recently brought to the attention of the Board, have caused the Board to establish a Special Committee which will review all transactions engaged in by NextPath since January 27, 1998. The effects of the transactions to be reviewed and their materiality to our financial condition and our operations cannot be fully assessed until the Special Committee has completed its review. However, once the review has been completed, we will report any and all reportable transactions to the SEC and our shareholders.

        Director, Officer and Ten Percent Stockholder Securities Reports. We understand, and have so advised our officers and directors, that the Federal securities laws require them, as well as persons who own more than ten percent of our stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our stock owned by them. We are aware of the following filings during 1999:

                        Name                    Date        Filing
                        ----                    ----        ------
        James Ladd                            12/21/99      Form 3
        Frederic F. Wolfer, Jr.               11/24/99      Form 3
        David A. Nuttle                       11/24/99      Form 3
        TPG Capital Corporation               12/13/99     SC 13G/A

        Based solely on our review of the copies of the reports we have been furnished, it appears that (a) except for Mr. McClain, all of the officers and directors filed a Form 3 as required, (b) Messrs. Ladd and McClain have not filed a Form 4 or a Form 5, if required, (c) no greater than ten percent beneficial owners made any required filings, and (d) Mr. Nuttle, if deemed required to do so, did not file a Form 5 indicating the disposition of 25,000 shares of stock by Needful Provision, Inc. ("NPI"). Mr. Nuttle has advised us that he will file a Form 5, notwithstanding that the stock is owned by NPI and he has no beneficial ownership interest in it.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        (a) and (d) Financial Statements

        The 1999 audit of NextPath and the 1999 and prior years audits for Sagebrush, Willow and LaserWireless are nearing completion. The 1999 and 1998 audits of Essentia have been completed. All required Financial Statements will be filed in an amendment to this 10-K.

        (b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

        We filed a Form 8-K on November 12, 1999, which reported the closing of an Agreement and Plan of Merger between Epilogue Corporation and related matters.

        We filed a Form 8-K on December 13, 1999, which reported our acquisition of Willow Systems Limited.

        We filed a Form 8-K on December 23, 1999, which reported our acquisition of Sagebrush Technology, Inc.

        We filed a Form 8-K on December 28, 1999, which amended the Form 8-K we filed on November 12, 1999 to reflect the stock ownership of our officers and directors and those persons known to us to beneficially own more 5% of our stock.

        (c)  Exhibits

        The following exhibits are filed as part of this 10-K:


Exhibit No.     Description
-----------     ----------------------------------------------------------------

     2.1 Agreement and Plan of Merger between Epilogue Corporation and NextPath Technologies, Inc. dated November 11, 1999

     2.2        Agreement  and Plan of Reorganization between FSC Holdings, Inc.
                and Compact Power International, Inc. dated January 19, 1998

     2.3 Agreement and Plan of Merger between FSC Holdings, Inc. and Petrogenetics, Inc. dated May 8, 1997

     3.1 Articles of Merger of NextPath Technologies, Inc. and Epilogue Corporation as filed on November 16, 1999

     3.2 Certificate of Merger of Epilogue Corporation into NextPath Technologies, Inc. as filed on November 12, 1999

     3.3 Articles of Merger for FSC Holdings, Inc. dated January 19, 1998 (filed January 27, 1998)

     3.4        Certificate  of  Correction  to  the  Articles of Merger for FSC
                Holdings, Inc.                dated December 31, 1997

     3.5 Articles of Merger for FSC Holdings, Inc. dated May 8, 1997 (filed May 12, 1997 in NV)

     3.6 Articles of Merger for FSC Holdings, Inc. dated May 8, 1997 (filed May 12, 1997 in CO)

     3.7        Certificate  of  Amendment  to  Articles  of  Incorporation   of
                Hyperion Technologies, Inc. dated July 20, 1999

     3.8 Certificate of Amendment to the Articles of Incorporation of Peak Development, Inc. as filed May 7, 1997

     3.10       Articles  of Incorporation  for Petrogenetics, Inc.  dated March
                23, 1984

     3.11 Seconded Amended ByLaws of NextPath Technologies, Inc. dated November 1, 1999

     3.12       Amended  Bylaws  of  NextPath Technologies, Inc.  dated July 21,
                1999

     3.13       Bylaws of FSC Holdings, Inc.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NEXTPATH TECHNOLOGIES, INC.

                         /s/ David A. Nuttle                     April 13, 2000
                         -----------------------------
                         David A. Nuttle
                         Chairman, Interim Chief Executive Officer and President (principal executive officer)


                         NEXTPATH TECHNOLOGIES, INC.
                         /s/ Robert Woodward                      April 13, 2000
                         -----------------------------
                         Robert Woodward
                         Vice Chairman and Chief Financial Officer
                         (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David A. Nuttle       Chairman of the Board of Directors      April 13, 2000
---------------------
David A. Nuttle

/s/ Kenneth Sweet         Director                                April 13, 2000
---------------------
Kenneth Sweet

/s/ Robert Woodward       Director                                April 13, 2000
---------------------
Robert Woodward