Form 10-K/A
period 1999-12-31
NEXTPATH TECHNOLOGIES INC
filed 2000-05-16
CIK 1088788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                        Commission file number 000-26425

                           NextPath Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                     84-1402416
----------------------------------------    ------------------------------------
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

1615 N. 24th West Avenue
Tulsa, Oklahoma                                                       74127
----------------------------------------                            ---------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (918) 295-8289

Securities registered pursuant to section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
Common Stock ($0.001 par value)                        None (OTCBB)

        Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (s) has been subject to such filing requirements for the last 90 days.
Yes     No  X
           ---

        Indicated by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The  aggregate   market  value  of  the  voting  common  stock  held  by
non-affiliates as of May 8, 2000 was $147,219,770.

        At  May  8,  2000,   there  were  41,985,775   shares  of  Common  Stock
outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
        None

                                     PART I

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

        This 10-K/A contains statements that plan for or anticipate the future. Forward-looking statements include statements about future business plans and strategies and most other statements that are not historical in nature. In this 10-K/A, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied, including, but not limited to, our ability to obtain infusion of equity capital or financing on terms reasonably satisfactory to us, competition, changes in consumer trends, and competitors' marketing strategies. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors. These forward-looking statements are based on our current expectations or those of the preparer of the statement. Readers of this 10-K/A are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements included in this 10-K/A are made as of the date of this 10-K/A and we don't undertake any obligation to update them to reflect subsequent events or circumstances.

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

        We are a development stage holding company that identifies, acquires and manages what we believe to be state-of-the-art technology companies that together form a community of shared resources. We are organized into four operating groups as follows: Precision Technologies Group, Internet and E-Commerce Group, Environmental Technologies Group and Health Products Group.

Our Acquisitions

        During most of 1999, we sought, negotiated and closed acquisition agreements with several target companies. The following is a summary of our acquisitions:

        o On June 12, 1999, we signed an Option Agreement with PriMedium, LLC. (the "PriMedium Transaction"). We are evaluating whether or not to enter into a definitive agreement and there can be no assurances that one will ultimately be consummated. See "Internet and E-Commerce Group-PriMedium, LLC."

        o On August 30, 1999, we purchased 666,666 Units in the capital of LATelco International, Inc. See "Investments."

        o On October 21, 1999, we acquired 1,000 shares of non-voting Series A Preferred Stock of United Paper, Inc., a Dallas, Texas based primary independent paper distributer. See "Investments."

        o      On October 18, 1999, we acquired LaserWireless, Inc.

        o On November 2, 1999, we acquired Willow Systems Limited and its subsidiaries, NextWave Photonics, LLC and Reflex LLC.

        o      On November 11, 1999, we acquired the Epilogue Corporation.

        o      On December 14, 1999, we acquired Sagebrush Technology, Inc.

        o As of December 31, 1999, we had paid $1,500,000 to Group Now, Inc. for Series A Convertible Preferred Stock pursuant to the terms of a Subscription Agreement dated November 24, 1999. See "Investments."
        o      On January 21, 2000, we acquired Essentia Water, Inc.

Other Transactions

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

Our Business

        Through our wholly owned subsidiaries, we're currently involved in the following businesses: o We design, develop, manufacture and market positioning devices known as gimbals.

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

                         THE PRECISION TECHNOLOGY GROUP
                         ------------------------------

In General

        The Precision Technologies Group (the "PTG") consists of three wholly owned subsidiaries: LaserWireless, Inc. ("LaserWireless"), located in Lancaster, Pennsylvania; Willow Systems, Inc. ("Willow"), located in Albuquerque, New Mexico; and Sagebrush Technology, Inc. ("Sagebrush"), located in Albuquerque,

New Mexico. In turn, Willow owns NextWave Photonics, LLC and Reflex LLC and holds a stock position in Skycam Systems, Inc. Together, these entities design, engineer, manufacture, and market precision motion control systems, laser communications systems, and purpose-designed, precision-controlled imaging systems. Additionally, Willow, through NextPath Photonics, is engaged in feasibility and design work on a solid state optical switching system.

Sagebrush Technologies, Inc.
----------------------------

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

        Sagebrush's income projections are as follows:


                          Sagebrush Income Projections
                          ----------------------------

                                  2000         2001        2002        2003
                                  ----         ----        ----        ----
Net Sales                      $4,739,450  $5,269,750   $8,049,750  $8,199,750
Operating Costs and Expenses    5,894,168   4,681,178    7,043,531   7,051,785
                                ---------   ---------    ---------   ---------
Income (Loss) From Operations  (1,154,718)    578,573    1,006,219   1,147,965
Other income (Expenses)                --          --           --          --
Net Income (Loss)              (1,154,718)    578,573    1,006,219   1,147,965

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

Employees

        As of May 8, 2000, Sagebrush employed twenty-seven full-time employees and two part-time employees. None of Sagebrush's employees is represented by a union and management believes its employee relations are good.

Operating Results

        The following financial information summarizes the more complete historical financial information of Sagebrush contained elsewhere in this 10-K/A. The results in the following table do not necessarily indicate results Sagebrush will achieve in the future.

                           Sagebrush Operating Results
                           ---------------------------

                                               Year Ended December 31,
                                               -----------------------
                                      1999        1998       1997        1996
                                     ------      ------     ------      -----
Income Statement Data:
Revenues                           $1,759,350 $1,758,747   $658,191  $1,039,318
Cost of Goods Sold                  1,099,071    906,655    417,071     781,760
Selling, General and Administrative 1,277,323    743,845    362,010     300,267
Depreciation                           21,840     10,340      2,258       6,342
                                    ---------  ---------    -------   ---------
Income (Loss) from Operations        (638,884)    97,907   (123,148)    (49,051)
Other Income (Loss)                    50,494    130,900     92,294     (11,642)
                                    ---------  ---------    -------   ---------
Income (Loss) before Taxes           (588,390)   228,807    (30,854)    (60,693)
Deferred Tax Expense                   14,882          -          -           -
                                    ---------  ---------    -------   ---------
Net Income (Loss)                    (603,272)   228,807    (30,854)    (60,693)
Accumulated Deficit,
  Beginning of Year                   (35,597)  (264,404)  (233,550)   (172,857)
                                    ---------  ---------  ---------   ---------
Accumulated Deficit, End of Year   $ (638,869)  $(35,597) $(264,404)  $(233,550)
                                    =========  =========  ==========  ==========
Balance Sheet Data
Total Assets (1)                   $  735,281   $282,734    $62,106          (2)
Total Liabilities                   1,248,438    318,191    326,370          (2)
Deferred Income Tax                    14,882          -          -
Common Stock                              140        140        140          (2)
Additional Paid-In Capital            110,690          -          -           -
Accumulated Deficit                  (638,869)   (35,597)  (264,404)         (2)
--------------------------------

(1)     Net of accumulated depreciation and amortization.
(2)     Not available.

Willow Systems, Inc.
--------------------

Overview

        Willow is an engineering and manufacturing company specializing in providing custom real-time motion control and electronics solutions. Its principal executive offices are located at 15100 Central Avenue SE, Albuquerque, New Mexico 87193. Its telephone number is (505) 299-2486. Its website is www.willowsystems.com.

Growth Strategy and Plan of Operations

        Willow specializes in translating its customers' motion control requirements into reliable, custom hardware solutions. Its objective is to bring the latest technologies and best engineering talents together to address its clients' needs. Its business philosophy is to provide products that meet specifications, are safe to use, are kind to the environment, are fairly priced, and are delivered on time. Willow's growth strategy will be to increase its production of motion control devices and other quality products and to expand its customer base through an aggressive advertising and marketing campaign to publicize its products. Key elements of its growth strategy include:

        Willow designs and markets custom motion control, robotics and electronics solutions with leading edge technologies in the areas of gimbals and photographic/electro-optical systems. Willow has the capability to translate real-time motion control requirements into reliable, hardware solutions, and its technologies have potential application in a wide range of businesses.

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

        Willow's income projections are as follows:

                            Willow Income Projections
                            -------------------------

                             2000           2001          2002           2003
                             ----           ----          ----           ----
Net Sales                $1,234,664    $20,164,000   $45,823,250    $91,726,000
Operating Costs
  and Expenses            1,109,562     18,066,944     40,920,162    61,636,140
                          ---------     ----------     ----------    ----------
Income (Loss)
  From Operations           125,100      2,097,056      4,903,088    10,089,860
Other income (Expenses)          --             --              -            --
Net Income (Loss)           125,100      2,097,056      4,903.088    10,089,860

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

Management

        Willow is currently managed by Doug Elerath, its President, and Sam Rogers, Jr., its Vice President.

Employees

        As of May 8, 2000, Willow employed twenty-two full-time employees and two part-time employees. None of Willow's employees is represented by a union and management believes its employee relations are good.

Operating Results

        The following financial information summarizes the more complete historical financial information of Willow contained elsewhere in this 10-K/A. The results in the following table do not necessarily indicate results Willow will achieve in the future.

                            Willow Operating Results
                            ------------------------

                                             Year Ended December 31,
                                             -----------------------
                                      1999        1998        1997        1996
                                     ------      ------      ------      -----
Income Statement Data:
Revenues (Net Sales)              $1,231,791  $1,039,117   $551,331     $33,298
Research and Development             536,353           -          -           -
General and Administrative
  Expenses                         1,468,267     845,007    445,116       7,199
Depreciation                          18,817      17,791     10,393       5,520
                                   ---------   ---------    -------      ------
Income (Loss) from Operations       (791,646)    176,319     95,822      20,579
Other Income (Loss)                     (652)         40         --          --
                                   ---------   ---------    -------      ------
Income (Loss) Before Taxes          (792,298)    176,359     95,822      20,579
Income Taxes                         (11,451)     64,607     24,651       4,103
                                   ----------   --------   --------    --------
Net Income (Loss)                   (780,847)    111,752     71,171      16,476
Retained Earnings,
  Beginning of Year                  199,399      87,647     16,476          --
                                   ---------    --------   --------    --------
Accumulated Deficit, End of Year  $ (581,448)   $199,399    $87,647     $16,476
                                   =========    ========    =======     =======
Balance Sheet Data:
Total Assets (1)                  $  445,922    $370,580   $146,359         (2)
Total Liabilities                  1,027,170     159,530     52,558         (2)
Deferred Income Taxes                      -      11,451      5,954         (2)
Common Stock                             200         200        200         (2)
Retained Earnings                   (581,448)    199,399     87,647         (2)
-----------------------------------

(1)     Net of accumulated depreciation and amortization.
(2)     Not available.

LaserWireless, Inc.
-------------------

        LaserWireless, which began its operations in 1999, specializes in the development, sale and support of state-of-the-art wireless optical communication systems capable of transmitting video, voice, telephone and data through the atmosphere using eye-safe laser technology. This capability offers a solution for private communications where a leased line cannot be used, for example, when land is not owned between two sites or where physical barriers, such as rivers, highways, parking lots, etc., prevent use of conventional cables. The systems include full time electronic tracking for maximum availability. Its principal executive offices are located at 2145 Lincoln Plaza, Lancaster, Pennsylvania. Its telephone number is (877) 527-3757. Its website is www.laserwireless.com.

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

        LaserWireless' income projections are as follows:

                        LaserWireless Income Projections
                        --------------------------------

                           2000           2001          2002           2003
                           ----           ----          ----           ----
Net Sales               $2,311,932    $5,064,740    $10,775,318    $20,599,640
Operating Costs
  and Expenses           2,018,832     4,001,145      7,679,160     10,923,880
                         ---------     ---------      ---------     ----------
Income (Loss)
  From Operations          293,100     1,063,595      3,096,158      9,675,760
Other income (Expenses)         --            --             --             --
Net Income (Loss)          293,100     1,063,595      3,096,158      9,675,760

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

Employees

        As of May 8, 2000, LaserWireless employed nine full-time employees and one part-time employee. None of LaserWireless' employees is represented by a union and management believes its employee relations are good.

Operating Results

        LaserWireless began operations in 1999. The following financial information summarizes the more complete historical financial information of LaserWireless contained elsewhere in this 10-K/A. The results in the following table do not necessarily indicate results LaserWireless will achieve in the future.

                         LaserWireless Operating Results
                         -------------------------------
                                                 Year Ended December 31, 1999
                                                 ----------------------------

Income Statement Data:
Revenues                                             $         -
Research and Development                                 150,828
General and Administrative                               311,601
Depreciation                                               2,505
                                                       ---------
Loss from Operations                                    (464,934)
Other Income                                                   -
                                                       ---------
Loss Before Taxes                                       (464,934)
Income Taxes                                                   -
                                                       ---------
Net Loss                                                (464,934)
Accumulated Deficit, Beginning of Year                         -
                                                       ---------
Accumulated Deficit, End of Year (1)                    (464,934)
                                                       =========
Balance Sheet Data:
Total Assets (2)                                         264,565
Total Liabilities                                        729,399
Common Stock                                                 100
Accumulated Deficit                                     (464,934)
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

        Essentia specifications require our water to be purified to three (3) parts per million (PPM) TDS. Some source waters have been tested and contain over 100 times more TDS than Essentia Water. The amount and class of TDS found in source water as compared to Essentia Water will change from bottle to bottle giving little consistency to the water taste and profile.

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

Product Liability

        The sale of its products may expose Essentia to product liability claims. It believes that its products are, and will be, safe and that it will be able to continue to obtain product liability insurance at a reasonable cost. However, in the event of an uninsured or inadequately insured product liability claim, or in the event of an indemnification claim by a third party, Essentia's business and financial condition could be materially adversely affected.

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

Management

        Essentia is currently managed by Kenneth Uptain, its Chief Executive Officer, and by James Tonkin, its President and Chief Operating Officer.

Employees

        As of May 8, 2000, Essentia employed five full-time employees and one part-time employee plus four contract consultants, two of whom are full-time and two of whom are part-time. None of Essentia'a employees is represented by a union and management believes its employee relations are good.

        The following financial information summarizes the more complete historical financial information of Essentia contained elsewhere in this 10-K/A. The results in the following table do not necessarily indicate results Essentia will achieve in the future.

                           Essentia Operating Results
                           --------------------------

                                            Year Ended December 31,
                                           1999     (July-December) 1998
                                        ----------  --------------------
Income Statement Data:
Net Revenues                             $677,221          $174,401
Cost of Goods Sold                        499,755           199,468
                                          -------           -------
Gross Profit (Loss)                       177,466           (25,067)
Operating Expenses                        821,903           475,565
                                          --------          -------
Operating Loss                           (644,437)         (500,632)
Interest Expense                           43,713             2,948
                                          --------          -------
Net Loss                                $(688,150)        $(503,580)
                                          =======           ========
Balance Sheet Data:
Current Assets                           $263,964          $118,350
Property and Equipment-At Cost, Net       280,010           312,763
                                          -------           -------
Current Liabilities                       676,857           375,846
Paid In Capital                         1,058,847           558,847
Accumulated Deficit                    (1,191,730)         (503,580)

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

        NextPath Thermogenics, LLC.
        ---------------------------

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

        o      applied   engineering  of  effluent  control  systems using  bio-
               filtration  and vegetative filter beds;

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

                                   INVESTMENTS
                                   -----------
United Paper, Inc.

        We own 1,000 shares of non-voting Series A Preferred Stock of United Paper, Inc., a Texas corporation ("United Paper"), for which we paid $1,000,000. Each share of Series A Preferred Stock has the right to priority mandatory cumulative dividends of $120 per year.

        United Paper is an independent paper distributor to newspapers, publishing companies, printers and catalog houses. It is the resulting company of the August 10, 1999 merger of All-Pro Paper of Texas, Crown Converting of Texas, G.B. Goldman Paper of Philadelphia, and The Paper Group of Chicago on August 10, 1999.

        All Pro and The Paper Group are merchant wholesalers that currently sell paper in the South Central and Mid Western United States. These company's have the ability to repackage, cut and customize paper for shipment. They sell groundwood newsprint, groundwood coated free sheet, and coated free sheet to printers and end users.

        G.B. Goldman is a paper wholesaler that specializes in uncoated free sheet, coated free sheet, and coated paperboard. The company has a successful history of selling in job lot quantities and providing competitive value added services to the paper merchant and converter trade.

        Crown Converting, with locations in Philadelphia PA, Lufkin TX, and Nashville TN, can handle a full range of converting needs including rewinding, slitting, and sheeting.

        North American Paper was acquired by United Paper in December 1999 and is a paper merchant wholesaler selling to publishing, catalogs, and other periodicals. The company specializes in full graphic, print, and paper solutions. Advantage Paper was acquired by United Paper in February 2000 and is a printer direct seller, handling commodity offset and paper board.

GroupNow, Inc.

        On November 24, 1999 we signed a Subscription Agreement to purchase 1,000,000 shares of Series A Convertible Preferred Stock in VentureNow, Inc., (now known as GroupNow, Inc.) at a price of $10 per share. The Series A Convertible Preferred Stock has voting powers per share equal to GroupNow's Common Stock. However, the holders of the Series A Convertible Preferred Stock are entitled, as a class, to receive seventy percent (70%) of any dividend paid by GroupNow, Inc. prior to conversion. Holders of the Series A Preferred Stock will share dividends paid by GroupNow, Inc., if any, ratably in accordance with their percentage ownership within the class of Series A Convertible
Stockholders. Each share of Series A Convertible Preferred Stock will automatically convert to one share of Common Stock under certain circumstances. As of December 31, 1999, we had paid $1,500,000 to GroupNow, Inc. in accordance with the terms of the Subscription Agreement. Therefore, as of this date, NextPath owns 15% of the Series A Convertible Preferred Stock. We have not decided whether or not we will acquire the remaining 85% of the Series A Convertible Preferred Stock for $8,500,000 and there can be no assurance that we will acquire the remaining stock.

        GroupNow, Inc. is a non-operating holding company, the operating subsidiaries of which are VentureNow, LLC, VentureNow Holdings, LLC and Now Securities, LLC.

        VentureNow, LLC is a venture capital investment firm focusing on late stage investments in Information Technology and Internet focused companies. In addition to its proprietary funds, VentureNow plans to develop additional private equity funds targeted toward different stages of investment (e.g. early stage, second stage, etc.) in its target sectors. The company plans to derive revenue from turnover of its proprietary investments and from fees for management of the planned private equity funds.

        VentureNow Holdings, LLC has been established to act as the general partner of the proposed private equity funds for which VentureNow, LLC will serve as manager. VentureNow Holdings, LLC plans to derive revenue through capital gains on its investments and the general partner's share of any carried interest of the private equity funds for which it plans to act as general partner.

        Now Securities, LLC is a financial advisory and investment banking firm in development. It currently focuses on advising emerging growth companies regarding corporate structuring and development, as well mergers and acquisitions.

LATelco International, Inc.

        On August 10, 1999, we purchased 666,666 Units in the capital of LATelco International, Inc. ("LATelco") for $100,000, each Unit consisting of one common share and one non-transferable share purchase warrant authorizing the holder to purchase one common share at a price of $0.15 per share on or before August 10, 2000. There can be no assurance that we will exercise our warrants.

        LATelco, a corporation continued under the laws of the Turks and Caicos Islands, is headquartered in San Antonio, Texas. Its stock is traded on the Canadian Venture Stock Exchange under the symbol "LTO." It maintains a website at http://home.flash.net/~latelco. LATelco was organized in 1993 for the purpose of developing wireless communications systems and providing specialized wireless services. Its principal business lines include the design, manufacture and operation of wireless data systems and networks incorporating proprietary software and equipment developed by LATelco.

ITEM 2. PROPERTIES

        Our executive offices are located at 1615 N. 24th West Avenue, Tulsa, Oklahoma. We occupy approximately 6,000 square feet of space on a month to month lease. This space is shared with NextPath AES, Inc.

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

                                                                 High      Low
                                                                 ----      ---
        Year Ended December 31, 1998
                First Quarter .............................     $ N/A    $ N/A
                Second Quarter ............................       .50      .38
                Third Quarter .............................       .44      .38
                Fourth Quarter ............................       .63      .38
        Year Ended December 31, 1999
                First Quarter .............................     $1.00    $ .44
                Second Quarter ............................      2.38      .88
                Third Quarter .............................      7.00     1.93
                Fourth Quarter.............................     25.00     7.00

        Bid prices for the OTC Bulletin Board reflect inter-dealer prices, do not include retail mark-ups, mark-downs and commissions, and do not necessarily reflect actual transactions.

Holders

        As of May 8, 2000, there were 1,234 shareholders of record of our common stock. On May 8, 2000, the last reported sale price of our common stock on the OTC Bulletin Board was $3.56 per share.

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

Recent Sales of Unregistered Securities

        On March 17, 2000, James Ladd, NextPath's Chairman, President, Chief Executive Officer and Treasurer, resigned due to persistent problems with his health. On March 30, 2000, Douglas McClain, a member of NextPath's Board, resigned for personal reasons. Since that time, our new management team and reconstituted Board has been using their best efforts to ascertain the full extent to which NextPath, at the direction of Messrs. Ladd and McClain without notice to the Board and without Board approval, may have sold securities, or may have benefited from the sale of our stock held by Messrs. Ladd, McClain and others, since January 27, 1998, which were not registered under the Securities Act of 1933. As of May 8, 2000, we are aware of the following sales of unregistered securities and transactions involving securities which were issued in exchange for property, services, or other securities. The transactions set forth below are not intended to be all inclusive and there may be other transactions, the exact facts and details of which we are investigating. However, should other transactions be discovered, they will be disclosed, if required, in an amended 10-K or other appropriate report.

        (a) Compact Power Merger. In connection with our acquisition of all of the issued and outstanding common stock of Compact Power International, Inc. on January 27, 1998, we issued approximately 5,480,000 shares of restricted common stock to the following shareholders of Compact Power ("CP") in a stock-for-stock transaction for shares of CP:

                                 Name                   Shares        CP Shares
                                 ----                   ------        ---------
                     James R. Ladd                   4,223,000          1,175
                     Mary W. Harrison                  580,000            150
                     Joseph P. Kane                    387,000            100
                     Willow Holdings, Inc.             290,000             75
                                                       -------          -----
                             Total                   5,480,000          1,500

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

        (k) NextWave Photonics Acquisition. In connection with our acquisition of all 200 shares of the outstanding member interests of NextWave Photonics, LLC ("NextWave") on November 2, 1999, we issued 50,000 shares of restricted common stock to John
               Hodges, an equity owner of NextWave, in exchange for his membership interest in NextWave. This transaction was exempt from the registration requirements of the Securities Act pursuant to
               Section 4(2) on the basis that the transaction did not involve a public offering.

        (l) IC Holdings Agreement. On May 6, 1999, we issued 60,000 shares of restricted common stock to IC Holdings III, LLC as partial compensation for investor relations services to be provided by IC Holdings to us. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

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

        (o) Consulting Agreements. We now believe that NextPath, at the direction of Mr. Ladd, restricted common stock was issued to a number of individuals and entities pursuant to consulting agreements, including but not limited to, the following:

                    Name                                            Shares
                    ----                                            ------

                    Douglas McClain                               5,000,000
                    W.O.W. Consulting Group                      11,000,000
                    BLISS Unlimited, Inc.
                     (Interplex Capital & Equity Corp)            2,500,000
                    Affiliated Communications Co.                 1,700,000

        (p) Compact Power Limited. In April 2000, we issued 250,000 shares of restricted common stock with piggyback registration rights to Compact Power Limited as consideration for the Mutual Release of a Franchise Agreement we entered into with Compact Power Limited on June 1, 1998. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

        Prior to our merger with Compact Power International on January 27, 1998, we had no operating history. Since that merger, we have been involved primarily in activities related to the acquisition of our subsidiaries. Our subsidiaries also have limited operating histories. Sagebrush Technology, Inc.
(NM) was incorporated on April 1, 1991; Willow Systems Limited (NM) was incorporated on May 23, 1996; Essentia water, Inc. (WA) was incorporated on June 30, 1998; and Laser Wireless, Inc. was incorporated on March 2, 1998, but was inactive until May of 1999.

        The following sets forth selected consolidated financial date for the periods indicated. The selected consolidated financial data were derived from, and should be read in conjunction with, our Consolidated Financial Statements:

                                                          Fiscal Year
                                                 1999          1998       1997
                                             ------------   ----------    -----
Revenue                                        $   356,157  $       -     $  -
Cost of Goods                                      235,788          -        -
Gross Profit                                       120,369          -        -
Expenses                                        33,079,957    528,142
Net Loss from Operations                       (32,958,588)         -        -
Net Loss                                       (36,768,153)  (528,142)       -
Net Loss Per Share                                   (2.22)     (.069)   (.000)

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

Results of Operations

        In 1999,  we incurred a net loss of $36,768,153.   In 1998 we incurred a
net loss of $528,142.  See our Consolidated Financial Statements.

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

        Penny Stock Regulation. Our common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. As of the date of this 10-K/A, the trading price of our common stock is less than $5.00 per share, and there can be no assurance that the price of our securities will exceed such a level.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Index to Financial Statements and Schedules" included on page 39 for information required under this Item 8.

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

        We do not disagree with the statements of Gray & Northcutt, Inc. In response to these statements (i) we retained Robert Woodward as Chief Financial Officer; (ii) Mr. Woodward has taken over our financial books and records and accounts; (iii) our bank accounts are being moved from our Hillsborough, North Carolina headquarters to its new headquarters in Tulsa, Oklahoma; (iv) we have retained the services of an accountant to organize our financial books and records; (v) we have adopted the financial management plan proposed by Mr. Woodward; (vi) our Audit Committee has been filled with three independent directors; (vii) we have accepted the resignations of James Ladd, our former President, CEO and Chairman, and of Douglas McClain, a former director; (viii) we engaged Crouch, Bierwolf & Chisholm, our former auditors, to complete the audit of the Company begun by Gray & Northcutt, Inc. so that the Form 10-K/A for the fiscal year ended December 31, 1999, the 10-Q for the period ended March 31, 2000, and all required amended Form 8-K's can be filed as soon as possible; and
(ix) three new directors have been elected to the Board.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table lists the names, ages and all positions held by our directors and executive officers as of May 8, 2000.

       Name                   Age                  Position
       ----                   ---                  --------
David A. Nuttle                63     Chairman, Interim President and Chief
                                      Executive Officer, Secretary
Frederic F. Wolfer, Jr.        61     Vice President and Assistant Secretary
Robert Woodward                50     Director and Chief Financial Officer
Charles A. Gourd               51     Director
Kenneth E. Sweet               47     Director

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

        Mr. Woodward became Chief Financial Officer of NextPath on March 17, 2000. He was elected a director on April 1, 2000. Since 1999 he has been a Business Consultant at International Profit Associates. Mr. Woodward has over twenty-five years of management consulting, public accounting and senior management experience concentrated in the areas of strategic business planning, corporate financial management, business infrastructure development and administrative and operations management. From 1996 to 1999, Mr. Woodward was an Independent Business Consultant. From 1989 to 1996, he was Chief Financial Officer for Q-Com Corporation, a California environmental high technology manufacturing company. Mr. Woodward received a BBA degree in 1972 from St. Francis College, New York and an MBA degree in 1978 from Long Island University, New York.

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

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

        The following summarizes, for the fiscal years indicated, and to the knowledge of current management, the principal components of compensation for our Chief Executive Officer and our only other executive officer. Mr. Ladd, our Chief Executive Officer and President, was our only employee in 1998.


                                                               Long Term Compensation
                                                           ----------------------------
                               Annual Compensation               Awards         Payouts
                           -----------------------------   -------------------- --------
                                                                       Securities
                                                  Other                Under-lying            All
                                                  Annual   Restricted    Options/   LTIP     Other
Name and Principal                                Compen      Stock        SARs    Payouts  Compen-
Position                    Year   Salary   Bonus -sation    Award(s)                (1)     sation

-------------------------- ------ -------- ------ -------- ----------  ----------  -------  -------
James R. Ladd
  Former Chairman,          1999       --     --       --                     --       --        --
  President (2)             1998       --     --       --                     --       --        --
Richard F. Wolfer, Jr.      1999  $150,000                   100,000
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We have not issued any preferred stock. The following table sets forth certain information regarding the ownership of our common stock, as of May 8, 2000, by (i) each director and nominee for director; (ii) each of our executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock:


Name and Address of                  Shares Benefically            Percentage
 Beneficial Owner                         Owned (1)                  Owned
-------------------                  ------------------            ----------

Directors and Executive Officers

David A. Nuttle (2)                        475,000                      1%
114 South Churton Street, Suite 101
Hillsborough, NC 27278

Frederic F. Wolfer, Jr.                    100,000                      *

Charles A. Gourd                                --

Kenneth E. Sweet (3)                        56,907                      *

Robert Woodward

All executive officers and directors
as a group (5 persons)                     631,907                      1.5%

5% Shareholders

James R. Ladd (4)                        2,263,000                      5.4%
7106 Sunrise Road
Chapel Hill, NC 27514

W.O.W. Consulting Group                  6,467,877                     15.0%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors and Executive Officers

        Loans.  As of  December 31, 1999,  we owed  Joshua Ladd  $1,570,250  for
advances made on our behalf.   Joshua Ladd  is the son of James Ladd, our former
Chairman, President and Chief Executive Officer.

        Other Transactions. Mr. Ladd's departure as Chairman, President and Chief Executive Officer, Mr. McClain's departure as a Director, and various transactions by NextPath which occurred while they were affiliated with NextPath in those capacities and which were not reported to the Board, but which were recently brought to the attention of the Board, have caused the Board to establish a Special Committee which will review all transactions engaged in by NextPath since January 27, 1998. The effects of the transactions to be reviewed and their materiality to our financial condition and our operations cannot be fully assessed until the Special Committee has completed its review. However, once the review has been completed, we will report any and all reportable transactions to the SEC and our shareholders.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

        (a) and (d)   Financial Statements

        See "Index to Financial Statements and Schedules on page 39.

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

        See "Exhibit Index" at X-1.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 NEXTPATH TECHNOLOGIES, INC.

                 /s/ David A. Nuttle                              May 12, 2000
                 -----------------------------
                 David A. Nuttle
                 Chairman, Interim Chief Executive Officer
                 and President (principal executive officer)


                 NEXTPATH TECHNOLOGIES, INC.

                 /s/ Robert Woodward                              May 12, 2000
                 Robert Woodward
                 Vice Chairman and Chief Financial Officer
                 (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David A. Nuttle      Chairman of the Board of Directors        May 12, 2000
--------------------
David A. Nuttle

/s/ Kenneth Sweet        Director                                  May 12, 2000
--------------------
Kenneth Sweet

/s/ Robert Woodward      Director                                  May 12, 2000
--------------------
Robert Woodward

/s/Charles Gourd         Director                                  May 12, 2000
-------------------
Charles Gourd

                          NextPath Technologies, Inc.
                    ( Formerly, Hyperion Technologies, Inc.)
                        Consolidated Financial Statements
                           December 31, 1999 and 1998

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
Financial Statements                                                      Number
---------------------                                                     ------

Independent Auditor's Report............................................    F-3
Consolidated Balance Sheets.............................................    F-4
Consolidated Statements of Operations...................................    F-5
Consolidated Statements of Stockholders' Equity.........................    F-6
Consolidated Statements of Cash Flows...................................    F-7
Notes to Consolidated Financial Statements .............................    F-8





Schedules

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of NextPath Technologies, Inc.

We have audited the accompanying consolidated balance sheets of NextPath Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and from inception on June 27, 1997 through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Laser Wireless, Inc., Willow Systems, Inc. and Sagebrush Technology, Inc. (the subsidiaries), all wholly owned subsidiaries which statements reflect total assets of $1,300,131 as of December 31, 1999, and total revenues of $356,157 for the periods of acquisition through December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NextPath Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 and from inception on June 27, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah
May 12, 2000

                           NextPath Technologies, Inc.
                           Consolidated Balance Sheets

                                     Assets

                                                December 31,     December 31,
                                                    1999             1998
                                               -------------     ------------

Current assets
  Cash                                          $   658,837       $        -
  Accounts receivable (net of allowance
    Of $41,480)                                     282,051                -
  Inventory                                         138,057                -
  Prepaid expenses                                   42,674                -
  Advances to shareholders                            6,487                -
  Advances & notes receivable (net of
    allowance of $1,235,075)(Note 12)             3,260,161                -
                                                 ----------        ---------
Total Current Assets                              4,388,267                -
                                                 ----------        ---------

Property & Equipment, Net (Note 3)                  535,179            3,359
                                                 ----------        ---------

Other Assets
  Investments (Note 9)                            2,600,000                -
  Goodwill (Note 1)                              17,883,754                -
  Deposits                                            4,250                -
                                                 ----------        ---------
Total Other Assets                               20,488,004                -
                                                 ----------        ---------
  Total Assets                                  $25,411,450       $    3,359
                                                 ==========        =========

                      Liabilities and Stockholders' Equity

Current Liabilities
  Bank overdraft                                          -            5,397
  Accounts payable                                  384,148           40,904
  Accrued expenses                                  192,654                -
  Deferred taxes (Note 1)                            14,882                -
  Notes payable (Note 7)                             19,950                -
  Notes payable - related party (Note 8)          3,435,919           68,650
                                                 ----------        ---------
Total Current Liabilities                         4,047,553          114,951

Stockholders' Equity
   Common Stock, authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 37,136,430 and
     8,356,843 shares, respectively                  37,136            8,357

   Additional Paid in Capital                    58,623,056          408,193
   Deficit Accumulated During the
   Development Stage                            (37,296,295)        (528,142)
                                                 ----------         --------
Total Stockholders' Equity                       21,363,897         (111,592)
                                                 ----------        ---------
Total Liabilities and Stockholders' Equity      $25,411,450        $   3,359

    The accompanying notes are an integral part of these financial statements

                          NextPath Technologies, Inc.
                      Consolidated Statements of Operations

                                                                 From inception
                                                                   On June 27,
                                         For the Year Ended       1997 through
                                            December 31,          December 31,
                                        1999            1998          1997
                                    ------------    ------------  -------------

Revenues:                           $   356,157      $        -    $         -

Cost of Goods                           235,788               -              -
                                    ------------    ------------   ------------

Gross Profit                            120,369               -              -

Expenses:

  General and administrative          3,830,344         528,142              -
  Consulting                         25,309,111               -              -
  Research & Development              2,334,392               -              -
  Bad Debt                            1,605,110               -              -
                                   -------------    ------------   ------------
    Total Expenses                   33,078,957         528,142              -
                                   -------------    ------------   ------------

Net Loss from Operations            (32,958,588)              -              -

Other Income/(Expense)

  Interest Income                         5,982               -              -
  Dividend Income                        16,813               -              -
  Loss on Investments                (3,832,360)              -              -
                                   -------------    ------------   ------------

Net Loss                           $(36,768,153)    $  (528,142)   $         -
                                   =============    ============   ============

Net Loss Per Share                 $      (2.22)    $     (.069)   $     (.000)
                                   =============    ============   ============

Weighted average shares
  outstanding                        16,563,039       7,633,925          1,500
                                   =============    ============   ============


    The accompanying notes are an integral part of these financial statements

                           NextPath Technologies, Inc.
                 Consolidated Statement of Stockholders' Equity

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional     During the
                                                               Common Stock         paid-in      Development
                                                            Shares      Amount      capital         Stage
                                                          -----------  --------   -----------   -------------

Common stock, issued to organizers for cash                    1,500    $     2   $        98    $         -
                                                          -----------  --------   -----------   -------------
Net loss for the year ended December 31, 1997
Balance, December 31, 1997                                     1,500          2            98              -

Reverse acquisition for accounting purposes
  of Compact Power International, Inc.                     5,883,543      5,883        (5,883)             -

Stock issued for cash in 504 offering                      2,256,800      2,257       381,943              -

Stock issued for Services                                    215,000        215        32,035              -

Net loss for the year ended December 31, 1998                                                       (528,142)
                                                          -----------  --------   -----------   -------------
Balance, December 31, 1998                                 8,356,843      8,357       408,193       (528,142)

Stock issued for cash at $.20 per share in 504 offering    1,000,000      1,000       199,000              -

Stock issued for consulting services at $.40 per share       150,000        150        59,850              -

Stock issued for consulting at $.91875 per share          22,192,188     22,192    20,375,480              -

Stock issued for services at $1.575 per share                 60,000         60        94,440              -

Stock issued for option exercised at $.75 per share          600,000        600       449,400              -

Stock issued for employees compensation at
  $4.22 per share                                            180,000        180     1,934,436              -

Stock issued for licenses at $4.22 per share                 500,000        500     2,109,500              -

Stock issued for advances at $4.79 per share                 800,000        800     3,822,560              -

Stock issued for Laser Wireless acquisition                  400,000        400          (400)             -

Stock issued for Willow merger                               650,000        650     4,947,020              -

Stock issued for cash in Reg S offering at
  $9-12 per share                                          1,341,399      1,341    13,112,845              -

Stock issued for services at $11.81 per share                  6,000          6        70,869              -

Stock issued for Sagebrush acquisition                       600,000        600     6,540,900              -

Stock issued for Services at $15.22 per share                300,000        300     4,567,200              -

Offering costs                                                     -          -       (68,237)             -

Net loss for the year ended December 31, 1999                      -          -             -    (36,768,153)
                                                          ----------  ---------   -----------   -------------

Balance, December 31, 1999                                37,136,430    $37,136   $58,623,056   $(37,296,295)
                                                          ==========  =========   ===========   =============

   The accompanying notes are an integral part of these financial statements

                           NextPath Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                                    For the Year
                                                                        ended
                                                                    December 31,
                                             1999         1998          1997
                                       -------------  -----------   ------------
Cash Flows form Operating Activities

     Net loss                          $(36,768,153   $ (528,142)    $      -
     Adjustments to reconcile
       net loss to net cash
       provided by operations:
      Depreciation & Amortization           367,324           57            -
      Bad Debt                            1,680,110            -            -
      Stock issued for services          27,131,564       32,250            -
      Loss on Investments                 3,823,360            -            -
      Stock issued for R & D expenses     2,109,999            -            -
      Increase/(Decrease) in
        assets/liabilities
        (net of acquisitions)
          Accounts receivable                11,483            -            -
          Inventory                         (23,010)           -            -
          Prepaids                          (28,270)           -            -
          Accounts payable                  109,021       40,904            -
          Accrueds                           20,404            -            -
          Deferred taxes                        572            -            -
          Bank overdrafts                         -        5,397            -
                                         ----------     --------        -----

Net Cash (Used) Provided by
 Operating Activities                    (1,565,596)   (449,534)            -
                                         ----------     -------         -----

Cash Flows from Investment Activities:

    Cash paid for advances & notes
      receivable                         (6,498,177)          -             -
    Cash paid for purchase of
      fixed assets                         (2)1,061           -             -
    Cash paid for investments            (7,816,473)          -             -
    Cash acquired from subsidiary           268,540      (3,416)            -
                                         ----------     -------         -----

Net Cash (Used) Provided by
   Investing Activities                 (14,257,171)     (3,416)            -
                                         ----------     -------         -----

Cash Flows from Financing Activities:

    Cash received from debt financing     5,012,854           -             -
    Cash received from stock issuance    13,764,186           -             -
    Cash paid for offering costs            (68,236)          -             -
    Cash paid for long term debt         (2,227,200)          -             -
    Issued common stock for cash                  -     384,200           100
    Increase in notes payable -
      related party                               -      68,650             -
                                         ----------     -------         -----
Net Cash (Used) Provided by
   Financing Activities                  16,481,604     482,850           100
                                         ----------     -------         -----

Net increase (decrease) in cash             658,837        (100)          100

Cash, beginning of year                           -         100             -
                                         ----------     -------         -----

Cash, end of year                       $   658,837    $      -        $  100
                                         ==========     =======         =====

    The accompanying notes are an integral part of these financial statements

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

        a.  Organization

            NextPath Technologies, Inc. (formerly Hyperion Technologies, Inc.)(the Company) was incorporated on March 23, 1984 as Petrogenetics, Inc. a Colorado Corporation organized to engage in mining and oil production. The Company raised $100,000 in a public offering in 1984 and acquired various properties and investments. In 1986, the Company became inactive and all assets became worthless. In 1990, the Company settled all debts of the Company with the issuance of common stock. On May 8, 1997 the Company merged with FSC Holdings, Inc. (FSC) a Nevada corporation, wherein FCS became the surviving corporation. On January 19, 1998 the Company engaged in a share exchange with Hyperion
        Technologies, Inc. The share exchange with Compact, a Delaware corporation organized on June 27, 1997, was accounted for as a reverse acquisition. Due to accounting for the acquisition of Compact as a reverse acquisition, the 1997 historical financial information presented herein is that of Compact (the acquirer for accounting purposes) and stockholders equity was retroactively restated for the equivalent number of shares issued after giving effect to the difference in par value. Hyperion issued 5,800,000 common shares for 100 percent of the outstanding stock of Compact. On July 22, 1999, the Company changed it's name to NextPath Technologies, Inc. The Company has never had any operations and is in the development stage according to Financial
        Accounting Standards Board Statement No. 7. The Company is currently engaged in the development and acquisition of new technologies in high growth market sectors.

        On November 11, 1999 Epilogue Corporation ("Epilogue"), an inactive Delaware corporation with no assets or liabilities, merged with NextPath Technologies, Inc., a Nevada corporation. All the outstanding shares of common stock of Epilogue were exchanged for 150,000 shares of common stock of NextPath in a transaction in which NextPath was the surviving company. Prior to the merger, Epilogue had 5,000,000 shares of common stock outstanding. The merger was treated as a domicile merger and therefore, no goodwill was recorded nor was any value associated with the merger, or the stock issuance. The net equity of Epilogue was $0.

        The Company acquired three companies in 1999:   Laser Wireless, Inc.  on
        October 18,  1999,  Willow Systems, Inc.   on   November 2,  1999,   and
        Sagebrush Technology, Inc. on December 14, 1999.

        Laser Wireless, Inc. - Laser Wireless, Inc. ("Laser"), a Pennsylvania company, designs and manufactures a wireless laser communication technology which can transmit video, voice, and data through the atmosphere on a beam of light for distances up to 2.5 kilometers. This capability offers a solution for private communications where a leased line cannot be used such as property separated by physical barriers (rivers, highways, parking lots, etc.) which prevent the use of conventional cables.

        Willow Systems, Inc. - Willow Systems, Inc. ("Willow"), a Delaware corporation, is an advanced technology company providing custom real-time motion control and electronic solutions which expertise includes gimbals (positioning devices), camera and electro-optical system design, embedded software development, and system engineering and development. Willow's technologies have potential application in a wide range of businesses.

        Sagebrush Technology, Inc. - Sagebrush Technology, Inc. ("Sagebrush"), a Delaware corporation, was established on April 4, 1991. Sagebrush is engaged in the business of designing, developing, manufacturing, and marketing positioning devices (gimbals and antenna positioners) based primarily on its patented and proprietary Roto-Lok(R) rotary drive technology.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

        b.  Accounting Method

             The Company recognizes income and expense on the accrual basis of accounting.

        c.  Earnings (Loss) Per Share

             The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share has not been presented because it is anti-dilutive. 1,000,000 potentially issuable common shares from options outstanding were excluded from the calculation because their effect were anti-dilutive.

        d.  Cash and Cash Equivalents

             The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The balance of NextPaths money market account was in excess of $100,000, leaving $155,000 at risk.

        Willow Systems, Inc. The balance of the Company's general checking account was in excess of $100,000 as of December 31, 1999. The Federal Deposit Insurance Corporation insures all bank accounts up to $100,000. Management believes its exposure to loss is minimal considering only the amounts in excess of $100,000 are at risk and the depository bank is a well established national bank and one of the nation's largest financial institutions.

        e.  Provision for Income Taxes

             No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $37,296,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2013. Management believes a portion of these NOL carryforwards will be realized this year, however, no taxable income has yet been generated and not tax asset has been recorded.

             Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                           1999          1998           1997
                                       ------------   ----------     ----------
        Deferred tax asset:
          NOL carrryforward            $12,680,000    $ 179,568      $       -

        Valuation allowance            (12,680,000)    (179,568)             -
                                       ------------   ----------     ----------

        Total                          $         -    $       -      $       -
                                       ============   ==========     ==========

        Willow Systems, Inc. Income taxes are provided for tax effect of transactions reported in financial statements and consists of taxes currently due plus deferred taxes. Deferred taxes arise primarily from differences between the use of accelerated methods of depreciation for tax purposes and straight-line methods for financial purposes. As of December 31, 1999, the Company had a net operating carryforward of approximately $580,000 the effect of which more than offsets the timing differences between the reporting of book and tax depreciation, therefore, no deferred income tax liability was reflected on the Company books as of December 31, 1999.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies (continued)

        Sagebrush Technology, Inc. For federal and state income tax purposes, Sagebrush taxed as an S corporation during the period January 1, 1999 through December 13, 1999, thereafter its activity will be reported as part of NextPath's consolidated returns. Income tax expense includes deferred taxes rising from temporary timing differences between income for financial reporting purposes and income tax reporting purposes. This difference consists primarily of the difference between book and tax depreciation as of December 14, 1999, the date the Company's subchapter S election was terminated.

        F.  Research and Development Costs

        Research and development costs are expensed as incurred. During the fiscal year ended December 31, 1999, the Company incurred $2,334,392 in research and development costs.

        G.  Patent

        Sagebrush Technology, Inc. On April 21, 1992, the president of Sagebrush was issued a United States Patent Number 5,105,672 for a Rotary Drive Apparatus Having One Member With Smooth Outer Peripheral Surface. The technology contained in this patent is utilized by Sagebrush in the manufacture of the Company's gimbal product. Sagebrush incurred royalty expense to the president of approximately $85,659 during the fiscal year ended December 31, 1999, for the use of this technology.

        H. Use of estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve extensive reliance on management's estimates. Actual results could differ from those estimates.

        I.  Impairment of Long Lived Assets

        Fixed assets are evaluated annually by management and if impaired are written down to the fair market value.

        J.  Goodwill

        The Company recorded goodwill of $18,243,554 in connection with the acquisitions of it's subsidiaries. Goodwill is being amortized over a five year life, and amortization expense for 1999 was $359,800.

NOTE 2 - Going Concern

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had significant losses for the year and is dependent upon financing or raising capital to continue operations. The Company may be unable to raise funds from the public sector, or from private investors. The Company has large advances and investments in start up companies, the realization of these assets are uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to market the technology of its subsidiaries, and generate necessary revenues from that source.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

        Sagebrush Technology, Inc. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss during the current year. In addition, the company has used substantial amounts of working capital in its operations. Further, at December 31,1999, current liabilities exceed current assets by $872,303 and total liabilities exceed total assets by $582,367.

        In view of the matters, realization of major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - Property and Equipment

            Property and Equipment consists of the following at December 31, 1999 and 1998:

                                                          December 31,
                                                 1999        1998        1997
                                              ----------   --------     -------

        Equipment                             $ 509,676     $    -       $   -
        Furniture & Fixtures                    100,515          -           -
        Computer Equipment                      111,159      3,416           -
        Leasehold Improvement                     4,018          -           -
        Accumulated Depreciation               (190,189)       (57)          -
                                              ----------   --------     -------
        Total Property & Equipment            $ 535,179    $ 3,359      $    -
                                              ==========   ========     =======

        Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $2,150, $57 and $0, respectively.

NOTE 4 - Related Party Transactions

         NextPath. All expenses incurred in organizing Compact and other incidental expenses were paid for by Compacts founders. These founders have waived any claim for reimbursements for these expenses, thus no expenses have been recorded on the books of the Company prior to December 31, 1997.

             A family member of James Ladd, the former president of the Company loaned the Company $732,700 and $57,800 during the year ended December 31, 1999 and 1998, respectively. The Company made payments toward the loan of $6,000 and $42,100, respectively. The note is non-interest bearing, unsecured, and upon demand. The balance of the note at December 31,1999 and 1998 is $725,700 and $15,700, respectively.

             A shareholder loaned the Company $8,000 during the year ended December 31, 1998. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 1999 and 1998 is $0 and $8,000, respectively.

             The president of the Company owns stock in a corporation that loaned the Company $25,000 during the year ended December 31, 1998. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 1999 and 1998 is $0 and $25,000, respectively.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


             A shareholder loaned the Company $19,950 during the year ended December 31, 1998. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31,

NOTE 4 - Related Party Transactions (continued)

        1999 and 1998 is $19,950.

             A shareholder loaned the Company $19,950 during the year ended December 31, 1998. The note is non-interest bearing, unsecured, and due within one year. The balance of the note at December 31, 1999 and 1998 is $19,950.

             The Company purchased a license from Needful Provision for the issuance of license agreement. Needful Provision is a 501(c)3 charity, whose director is David Nuttle, an officer of the Company. The Company advanced $95,000 in cash and issued 500,000 shares of stock valued at $2,110,000. The license is month to month, therefore no rights exist if the monthly contributions for research and development ceases. Management therefore determined there to be no future value in the license and expensed the entire amount to Research and Development. Needful Provision is in the development of Bio-diesel fuels with Oklahoma State University.

        Laser Wireless, Inc. On October 18, 1999, Laser entered into an employment agreement with a shareholder for a period of five years and ensures the employees, among other items, of an annual salary, vacation and an automobile allowance.

        As of December 31, 1999, Laser had advances due to affiliated companies and individuals as follows:
              Advances from Nextpath shareholder              $   417,500
              Advances from Nextpath affiliate                    $25,000

        Willow Systems, Inc. On November 2, 1999, Willow issued approximately 47 shares of its no par value common stock to two employees of Willow as an agreed condition of employment between Willow and the employees. No cash consideration was given by the employees of the stock.

        As of December 31,1999, Willow had advances due to affiliated companies and individuals as follows:
              Advances from Nextpath shareholder              $   114,550

        During the year ended December 31, 1999, Willow had sales to Sagebrush Technologies, Inc. totaling $305,911 of which $145,637 remained unpaid as of December 31, 1999.

        On November 2, 1999, Willow entered into an employment agreements with the three shareholders for a period of five years and ensures the employees, among other items, of an annual salary, vacation and an automobile allowance.

        On November 2, 1999, Willow purchased two-thirds ownership in Reflex LLC (Reflex), a New Mexico limited liability company engaged in the business of stabilized camera systems from two of Willow's shareholders for $1,000. Reflex thereby became a wholly owned subsidiary of Willow since the Company already owned one-third of Reflex before the purchase. Reflex is a holding company that currently owns 15% of Cineflex, a California corporation. The ownership of Cineflex by Reflex will increase to 20% upon successful completion of contracted work. At the time of purchase, Reflex had no operating agreement or operating history.

        On November 2, 1999, Willow purchased NextWave Photonics LLC, a Florida limited liability company, engaged in the business of designing and marketing fiber optic switching and other fiber optic technology from two of Willow's shareholders for $1,000. At the time of purchase, Nextwave had no operating history.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        Sagebrush Technology, Inc. On December 14, 1999 Sagebrush entered into a consulting agreement with one of the Company's stockholders for a period of three years and ensures the stockholder, among other things, compensation, additional shares of NextPath stock and reimbursement for out-of-pocket expenses.


NOTE 4 - Related Party Transactions (continued)

        On December 14,1999, Sagebrush entered into an employment agreement with one of the Company's stockholders for a period of five years and ensures, the employees, among other items, of an annual salary, vacation and an automobile allowance.

        As of December 31,1999, Willow had advances due to affiliated companies and individuals as follows:
              Advances from Nextpath shareholder              $   312,500

        For the year ended December 31, 1999, the Company incurred obligations for royalty payments to its former owner in the amount of $85,659 of which $60,000 remained unpaid as of December 31,1999.

        For the year ended December 31, 1999, the Company received billings for services rendered from Willow Systems, Inc., an affiliated company, totaling of $305,911 of which $145,637 was still outstanding as of December 31, 1999.


NOTE 5 - Equity

           During 1998, the Company issued 5,800,000 shares of common stock for 100 percent of the outstanding stock of Compact Power International, Inc. However, these financial statements show an adjustment to bring the shares from Compact's history to NextPath's issued and outstanding shares.


           During 1998, the Company issued 2,256,800 shares of common stock for cash of $384,200.

           During 1998, the Company issued 215,000 shares of common stock for services valued at $32,250.

           During 1999, the Company issued approximately 22,708,000 shares of common stock to various individuals or companies for consulting services valued at between $.40 and $15.22 per share. Several of these consulting agreements were authorized by the Board of Directors during 1998, but no shares were issued until 1999. Of the shares issued for services, approximately 6,000,000 shares were issued without the approval of the Board of Directors, but were issued due to the request of two previous directors of the Company. Both directors resigned from the company in March 2000. Although these shares were to be issued in 1998 as restricted shares, the prior directors had the shares issued to many individuals whom they sold stock for cash. The Company faces potential sanctions or other actions if the SEC determines these sales were illegal sales of restricted stock (see Legal Actions Note ). They then loaned the funds to the Company for continued expansion. Outstanding payables to one of these individuals at December 31,1999 totals 1,618,979. The other owes the Company 695,237. Advances also came through a family member of the president and the balance is 725,700 at December 31, 1999. A contingency may excist for this transaction. (See
        Note 6).

        During March 1999, the Company sold 1,000,000 shares of stock in a 504 exempt offering for $200,000 cash.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        In November and December, the Company sold 1,341,399 shares of stock through a regulation S offering. The Company raised approximately $13,100,000 from this offering.

        The Company also issued 600,000 shares or cash of $450,000 from the exercise of outstanding options issued in 1998.


NOTE 5 - Equity (continued)

        The Company issued 180,000 shares to three employees of the Company for bonuses valued at $1,934,616.

        The Company issued 500,000 shares for a license with Needful Provision, a related party, valued at 2,110,000.

        The Company issued 800,000 shares in contemplation of a merger with Primedium, LLC. The cash due on the acquisition was never issued and the advance of stock was expensed. The shares were valued at $3,832,360. Management has not determined whether to continue negotiations with Primedium at this time.

        In October 1999, the Company issued 400,000 shares and cash for the acquisition of Laser Wireless, Inc. The 400,000 shares were to the employees of Laser and vest in five years. The Company isssued the stock, but is holding the shares until they vest, therefore no value was placed on these shares, and will be valued if issued in the future.

        In November 1999, the Company issued 650,000 shares to the shareholders of Willow Systems, Inc. for the merger of this subsidiary. The shares were valued at $4,947,670.

        In December 1999, the Company issued 600,000 shares for the acquisition of Sagebrush Technology, Inc. The shares were valued at $6,541,500.

NOTE 6 - Legal Actions

        The Company and its former President, James R. Ladd, are two of the named defendants in an action that alleges tortious interference with existing and/or potential business relations, civil conspiracy, and negligence and also seeks injunctive relief. The Company and its attorney feel this action is wholly without merit. Counsel feels the likelihood of an unfavorable outcome is such action is little to none.

        The U. S. Securities and Exchange Commission (the "Commission") issued a confidential formal order of investigation in December, 1999 concerning the Company's public statements regarding its corporate acquisitions and other business transactions, and regarding the possibility of a manipulation of the price or volume of its common stock in the over-the-counter market, and may include additional matters such as the failure to register its securities under the Securities Act of 1933 and other issues. The Commission has issued subpoenas for documents to the Company, its subsidiaries, its affiliates, and other companies and individuals associated with the Company. The Commission has also issued subpoenas for testimony to certain directors, officers, and other persons associated with the Company. In addition, the Commission has conducted informal telephone interviews with companies and persons who have conducted business with the Company, including, but not limited to, certain customers, suppliers, contractors, consultants and investors,

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        and others. The investigation by the Commission appears to be continuing. The Commission has not initiated or filed any civil or administrative proceedings against the Company or any person associated with the Company. The Commission has the statutory authority under the Securities Act of 1933 and Securities Exchange Act of 1934 to seek an injunction and ancillary statutory and equitable remedies, including, but not limited to, disgorgement and civil penalties regarding amounts realized by the Company in violation of the federal securities laws. Because no civil or administrative action has been commenced by the Commission and no specific allegations have been asserted by the Commission, it is not possible to reasonably estimate any potential liability in connection with this contingency.


NOTE 6 - Commitments and Contingencies

        NextPath and its subsidiaries lease office space and various equipment under noncancelable operating leases expiring in various years as follows:

        NextPath:  Leases expire in various years through 2003.

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are

               2000                               $      119,930
               2001                                      112,380
               2002                                       98,580
               2003                                        1,965
               2004                                            -
                                                  ----------------

        Total minimum future rental payments      $      332,855

        Total rental expense was $120,406 for the year ended December 31, 1999.

NOTE 6 - Commitment and Contingencies (continued)

        Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term, if not before.

        Laser Wireless: Leases expire in various years through 2004.

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are

               2000                               $      63,886
               2001                                      63,886
               2002                                      61,914
               2003                                       7,322
               2004                                       2,103
                                                  --------------

        Total minimum future rental payments      $     199,111

        Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term, if not before.

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        Willow Systems:  Leases expire in various years through 2001.

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are

               2000                               $      48,000
               2001                                      40,000
                                                  --------------

        Total minimum future rental payments      $      88,000

        In addition to the noncancelable operating leases, the Company also is verbally committed to lease additional office space in Albuquerque, New Mexico and Largo, Florida on a month-to-month basis.

        Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term, if not before.

        Sagebrush Technology:  Leases expire in various years through 2001.

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1999 for each of the next five years and in the aggregate are

              2000                                $      57,450
              2001                                       27,500
                                                  --------------

        Total minimum future rental payments      $      84,950

        Certain operating leases provide for renewal, and/or purchase options. Generally, purchase options are at prices representing the expected fair market value of the property at the expiration of the lease term, if not before.

        Laser Wireless, Inc. In April of 1999, NextPath was placed on notice that two of the Company's key employees may have used assets, databases and possible technology during their employment with an unrelated company for purposes of setting up Laser Wireless, Inc. Furthermore, it was contended that the actions of these two employees may have contributed to the closing of this unrelated company. As of the date of this report, no actions have been filed on these claims. Management believes these claims are without merit. As of December 31, 1999, no accrual has been made on the Company's books for any potential liability related to this notice.

        The Company and its former President, James R. Ladd, are two of the named defendants in an action that alleges tortious interference with existing and/or potential business relations, civil conspiracy, and negligence and also seeks injunctive relief. The Company and its attorney feel this action is wholly without merit. Counsel feels the likelihood of an unfavorable outcome in such action is little to none.

        The U. S. Securities and Exchange Commission (the "Commission") issued a confidential formal order of investigation in December, 1999 concerning the Company's public statements regarding its corporate acquisitions and other business transactions, and regarding the possibility of a manipulation of the price or volume of its common stock in the over-the-counter market, and may include additional matters such as the failure to register its securities under the Securities Act of 1933 and other issues. The Commission has issued subpoenas for documents to the Company, its subsidiaries, its affiliates, and other companies and individuals associated with the Company. The Commission has also issued subpoenas for testimony to certain directors, officers, and other persons associated with the Company. In addition, the Commission has conducted informal telephone interviews with companies and persons who have conducted business with the Company, including, but not limited to, certain customers, suppliers, contractors, consultants and investors, and others. The investigation by the Commission appears to be continuing. The Commission has not initiated or filed any civil or administrative proceedings against the Company or any person associated with the Company. The Commission has the statutory authority under the Securities Act of 1933 and Securities Exchange Act of 1934 to seek an injunction and ancillary statutory and equitable remedies, including, but not limited to, disgorgement and civil penalties regarding amounts realized by the Company in violation of the federal securities laws. Because no civil or administrative action has been commenced by the Commission and no specific allegations have been asserted by the Commission, it is not possible to reasonably estimate any potential liability in connection with this contingency.


NOTE 7 - Notes Payable - Related Party

            Notes payable - related party are detailed as follows:

                                                               December 31,
                                                             1999         1998
                                                          ----------    --------
            Note payable to a family member of the
            president of the Company, non-interest
            bearing, due within one year and
            unsecured                                     $1,570,250    $15,700

            Note payable to a shareholder of the
            Company, non-interest bearing, due
            within one year and unsecured                          -      8,000

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


            Note payable to a related party corporation,
            non-interest bearing, due within one year
            and unsecured                                          -     25,000

            Note payable to a shareholder of the
            Company, non-interest bearing, due
            upon demand                                    1,618,979          -

            Notes payable to affiliates of the Company
              From subsidiaries                              246,690          -

            Note payable to a shareholder of the
            Company, non-interest bearing, due
            within one year and unsecured                     19,950     19,950
                                                          -----------   --------

            Total Notes Payable- Related Party            $3,455,869    $68,650
                                                          ===========   ========

NOTE 8 - Stock Warrants

        At January  1999,  the  Company  had  outstanding  options   to purchase
        1,000,000 shares of it's common stock at a price of $2.0 per share. The option was exercised in February 2000.

NOTE 9 - Investments

        Securities investments note classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at the fair value of the investments and is classified as other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

        Investments in securities are summarized as follows at December 31, 1999:

                                             Gross         Gross
                                           Unrealized    Unrealized     Fair
                                             Gain          Loss         Value
                                           ----------    ----------  -----------
          Available-for-sale securities
            Common Stock                    $      -      $      -   $  100,000
            Preferred Stock                        -             -    2,500,000
                                           ----------    ----------  -----------

                                            $      -      $      -   $2,600,000
                                           ==========    ==========  ===========

NOTE 10 - Fair Values of Financial Instruments

               The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31,1999 and 1998 are as follows:

                          NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

                                      December 31, 1999       December 31, 1998
                                   ------------------------   ------------------
                                    Carrying        Fair      Carrying    Fair
                                     Amounts       Values     Amounts    Values
                                   ----------   -----------   --------   -------
     Cash and cash equivalents     $  658,837    $  658,837   $     -    $     -

     Notes and advances receivable  3,260,161     3,359,197         -          -

     Long-term debt including
       current maturities           2,475,629     2,196,995    68,650     68,650

     Investments                    2,600,000     2,600,000         -          -


NOTE 10 - Fair Values of Financial Instruments (continued)

           The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

           Cash and Cash Equivalents

           The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

           Long-term Debt

           The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

           Notes and Advances Receivables and Investments

           The fair values of notes receivable is estimated using cash flow analyses based on the risk free interest rate.

NOTE 11 - Subsequent Events

        The Company has made additional acquisitions in 2000.

        Essentia Water, Inc. - Essentia Water, Inc. ("Essentia") is a Woodinville, Washington based bottled water marketing company. It was acquired on January 21, 2000. Essentia develops, manufactures, packages, and markets bottled alkaline and electrolyte enhanced premium water products with health and hydration benefits. Essentia's process provides water with 99.9% purity.

        NextPath AES, Inc. - NextPath AES, Inc. ("NAES") was formed in November, 1999. It is a wholly owned subsidiary of NextPath. AES is the acronym used to denote the agribusiness initiatives.

        NextPath Environmental Services, Inc. - NextPath Environmental Services, Inc. ("NES") was formed in November 1999 to develop, sell, own, and operate systems that convert waste to energy, clean-up water and soil contaminated by fuel, oil, and chemical spills, provide potable water at locations that have no water treatment systems, and provide on-site effluent control, filtration and treatment systems, and, more recently, to acquire, develop, and market devices to drastically reduce exhaust emissions from internal combustion engines while increasing fuel efficiency. The two entities that are included under the NES umbrella are:

                          NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        NextPath Thermogenics, LLC - NextPath Thermoigenics, LLC ("Thermogenics, LLC") is a limited liability company owned 51% by Thermogenics, Inc. and 49% by NES. Thermogenics, LLC designs, fabricates and sells proprietary gasification systems that use virtually any hydrocarbon-based waste product as fuel to create a low-temperature, high-quality gas.

        NextPath Separation Solutions, LLC - NextPath Separation Solutions, LLC ("Separation Solutions, LLC") is a limited liability company owned 51% by Lewis Corporation ("Tetra, Separation Systems, LLC") and 49% by NES. Tetra, Separation Systems, LLC/Lewis designs, fabricates, and sells proprietary oil-water separation and soil remediation systems that feature patented and proprietary components. Separation Solutions, LLC was formed to build, own, and operate these systems for contract clean-up and remediation.


NOTE 11 - Subsequent Events (continued)

        U S CertifiedLetters LLC - U S CertifiedLetters, LLC ("USCL") was formed for the purpose of licensing, developing and commercializing proprietary technology for transmitting instruments by certified mail via the Internet or other medium (the "C-mail Technology") in the continental United States, Alaska, and Hawaii. C-Mail Technology will enable postal customers to send certified mail over the Internet. NextPath signed a definitive agreement to acquire 20% of USCL on April 3, 2000. The parties expect to complete the acquisition by June 4, 2000.

        Global Certified Mail, Inc.- Global Certified Mail, Inc. ("GCM") was formed by NextPath in October, 1999. On April 3, 2000 NextPath signed an agreement to exchange a 20% interest in GCM for a license to use C-mail Technology to enable global postal customers to send certified mail over the Internet outside the continental United States, Alaska, and Hawaii. The Company will maintain an 80% ownership interest in GCM. The parties expect the transaction to close by June 4, 2000.

        Loan to ITV Corporation - NextPath loaned ITV Corporation $675,000 on January 5, 2000 at 8% per annum interest. The term of the note is due to expire on July 31, 2000.

        Additional Issuance of Regulation S Shares of NextPath common stock - 142,100 shares of NextPath common stock were issued after December 31, 1999 for cash of $1,754,000 on a Regulation S offering.

        Exercise of Stock Options - 1,000,000 shares of NextPath common stock were issued for $2,000,000 cash through the exercise of granted stock options.

NOTE 12 - Notes and Advances Receivable

        The Company advanced $4,495,236 to several start-up company's in contemplation of joint ventures or merger agreements. The Company was to provide additional funding to the organizations after the merger agreements were completed, however, many of the agreements did not close. The Company has therefore established an allowance for doubtful collection of these advances of $1,235,075. All advances are due within one year. Because of the status and nature of the advances, no interest is being accrued.

                                  EXHIBIT INDEX

        The following documents are the Exhibits to this Form 10-K/A. For convenient reference, each Exhibit is listed according to the Exhibit Table of Regulation S-K.


Exhibit No.                                         Exhibit

      *2.1 Agreement and Plan of Merger between Epilogue Corporation and NextPath Technologies, Inc. dated November 11, 1999

      *2.2 Agreement and Plan of Reorganization between FSC Holdings, Inc. and Compact Power International, Inc. dated January 19, 1998

      *2.3 Agreement and Plan of Merger between FSC Holdings, Inc. and Petrogenetics, Inc. dated May 8, 1997

     **3.1 Articles of Merger of NextPath Technologies, Inc. and Epilogue Corporation as filed on November 16, 1999

     **3.2 Certificate of Merger of Epilogue Corporation into NextPath Technologies, Inc. as filed on November 12, 1999

     **3.3      Articles of Merger for FSC Holdings, Inc. dated January 19, 1998
               (filed January 27, 1998)

     **3.4 Certificate of Correction to the Articles of Merger for FSC Holdings, Inc. dated December 31, 1997

     **3.5 Articles of Merger for FSC Holdings, Inc. dated May 8, 1997 (filed May 12, 1997 in NV)

     **3.6 Articles of Merger for FSC Holdings, Inc. dated May 8, 1997 (filed May 12, 1997 in CO)

     **3.7      Certificate  of  Amendment  to  Articles  of  Incorporation   of
                Hyperion Technologies, Inc. dated July 20, 1999

     **3.8 Certificate of Amendment to the Articles of Incorporation of Peak Development, Inc. as filed May 7, 1997

     **3.9      Articles of Incorporation of Peak Development, Inc.

     **3.10     Articles  of  Incorporation  of  Petrogenetics, Inc. dated March
                23, 1984

     **3.11     Bylaws of FSC Holdings, Inc.

     **3.12 Seconded Amended Bylaws of NextPath Technologies, Inc. dated November 1, 1999

     **3.13     Amended Bylaws  of  NextPath Technologies, Inc.  dated  July 21,
                1999

    **10.1 Employment Agreement between NextPath and Frederic F. Wolfer, Jr. dated November 1, 1999

     *16.1 Letter of Crouch, Bierwolf & Chisholm dated February 8, 2000 regarding change in certifying accountant

     *16.2 Letter of Weinberg & Company dated February 10, 2000 regarding change in certifying accountant

     *16.3 Letter of Gray & Northcutt, Inc. dated April 3, 2000 regarding change in certifying accountant

    **21.1      List of Registrant's Subsidiaries


Exhibit No.                                Exhibit
-----------                                -------
                                                         State of
             Name                                      Incorporation  Ownership
             ----                                      -------------  ---------

             Essentia Water, Inc.                           DE           100%
             Global Certified Mail, Inc.                    DE           100%
             Laser Wireless, Inc.                           DE           100%
             Laser Wireless, Inc.                           PA           100%
             NextPath AES, Inc.                             DE           100%
             NextPath Environmental Services, Inc.          DE           100%
             NextPath Technologies, Inc.                    CA           100%
             NextPath Technolgoies, Inc.                    DE           100%
             Sagebrush Technology, Inc.                     DE           100%
             Willow Systems, Inc.                           DE           100%

    **23.1      Consent of Crouch Bierwolf & Chisholm

    **27.1      Financial Date Schedule
---------------------------------

*       Previously filed
**      Filed Herewith