Form 10-K/A
period 1999-12-31
NEXTPATH TECHNOLOGIES INC
filed 2000-05-17
CIK 1088788

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

        (i) Reflex LLC Purchase Agreement. In connection with our acquisition of Willow, we also acquired complete ownership of its subsidiary, Reflex LLC. On November 2, 1999, we issued 50,000 shares of restricted common stock to the owner of one-third of Reflex LLC for his interest in Reflex. This transaction was exempt from the registration requirements of the Securities Act pursuant to
               Section 4(2) on the basis that the transaction did not involve a public offering.

        (j) LaserWireless Acquisition. In connection with our acquisition of all 100 shares of the outstanding common stock of LaserWireless, Inc. ("LaserWireless") on October 18, 1999, we paid cash and issued 100,000 shares of restricted common stock to the sole shareholder of Laser Wireless in exchange for his common stock in LaserWireless. In addition, we placed 300,000 shares of restricted common stock in a Restricted Stock Plan for the benefit of the employees of LaserWireless. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

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

                 NEXTPATH TECHNOLOGIES, INC.

                 /s/ David A. Nuttle                              May 16, 2000
                 -----------------------------
                 David A. Nuttle
                 Chairman, Interim Chief Executive Officer
                 and President (principal executive officer)


                 NEXTPATH TECHNOLOGIES, INC.

                 /s/ Robert Woodward                              May 16, 2000
                 Robert Woodward
                 Vice Chairman and Chief Financial Officer
                 (principal financial and accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ David A. Nuttle      Chairman of the Board of Directors        May 16, 2000
--------------------
David A. Nuttle

/s/ Kenneth Sweet        Director                                  May 16, 2000
--------------------
Kenneth Sweet

/s/ Robert Woodward      Director                                  May 16, 2000
--------------------
Robert Woodward

/s/ Charles Gourd        Director                                  May 16, 2000
-------------------
Charles Gourd

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

Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 12, 2000

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
                                         ==========     =======         =====

    The accompanying notes are an integral part of these financial statements

                           NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 - Summary of Significant Accounting Policies

        a.  Organization

            NextPath Technologies, Inc. (formerly Hyperion Technologies, Inc.)(the Company) was incorporated on March 23, 1984 as Petrogenetics, Inc. a Colorado Corporation organized to engage in mining and oil production. The Company raised $100,000 in a public offering in 1984 and acquired various properties and investments. In 1986, the Company became inactive and all assets became worthless. In 1990, the Company settled all debts of the Company with the issuance of common stock. On May 8, 1997 the Company merged with FSC Holdings, Inc. (FSC) a Nevada corporation, wherein FCS became the surviving corporation. On January 19, 1998 the Company engaged in a share exchange with Compact Power International, Inc ("Compact"), and changed its name to Hyperion
        Technologies, Inc. The share exchange with Compact, a Delaware corporation organized on June 27, 1997, was accounted for as a reverse acquisition. Due to accounting for the acquisition of Compact as a reverse acquisition, the 1997 historical financial information presented herein is that of Compact (the acquirer for accounting purposes) and stockholders equity was retroactively restated for the equivalent number of shares issued after giving effect to the difference in par value. Hyperion issued 5,800,000 common shares for 100 percent of the outstanding stock of Compact. On July 22, 1999, the Company changed it's name to NextPath Technologies, Inc. The Company has never had any operations and is in the development stage according to Financial
        Accounting Standards Board Statement No. 7. The Company is currently engaged in the development and acquisition of new technologies in high growth market sectors.

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



NOTE 4 - Related Party Transactions (continued)

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

        Laser Wireless, Inc. On October 18, 1999, Laser entered into an employment agreement with a shareholder for a period of five years and ensures the employee, among other items, of an annual salary, vacation and an automobile allowance.

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


NOTE 4 - Related Party Transactions (continued)

        On December 14,1999, Sagebrush entered into an employment agreement with one of the Company's stockholders for a period of five years and ensures, the employee, among other items, of an annual salary, vacation and an automobile allowance.

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

           During 1999, the Company issued approximately 22,708,000 shares of common stock to various individuals or companies for consulting services valued at between $.40 and $15.22 per share. Several of these consulting agreements were authorized by the Board of Directors during 1998, but no shares were issued until 1999. Of the shares issued for services, approximately 6,000,000 shares were issued without the approval of the Board of Directors, but were issued due to the request of two previous directors of the Company. Both directors resigned from the company in March 2000. Although these shares were to be issued in 1998 as restricted shares, the prior directors had the shares issued to many individuals whom they sold stock to for cash. They then loaned the funds to the Company for continued expansion. Outstanding payables to one of these individuals at December 31, 1999 totals 1,618,979. The other owes the Company 695,237. Advances also came through a family member of the president and the balance is 725,700 at December 31, 1999. A contingency may exist for this transaction. (See Note 6).

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

        The Company issued 500,000 shares for a license with Needful Provision, a related party, valued at $2,110,000.

        The Company issued 800,000 shares in contemplation of a merger with Primedium, LLC. The cash due on the acquisition was never issued and the advance of stock was expensed. The shares were valued at $3,832,360. Management has not determined whether to continue negotiations with Primedium at this time.

        In October 1999, the Company issued 400,000 shares and cash for the acquisition of Laser Wireless, Inc. The 400,000 shares were to the employees of Laser and vest in five years. The Company issued the stock, but is holding the shares until they vest, therefore no value was placed on these shares, and will be valued if issued in the future.

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

NOTE 8 - Stock Option

        At January  1999,  the  Company  had  outstanding  options   to purchase
        1,000,000 shares of it's common stock at a price of $2.0 per share. The option was exercised in February 2000.

NOTE 9 - Investments

        Securities investments note classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at the fair value of the investments and are classified as other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

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

                          NextPath Technologies, Inc.
                        Notes to the Financial Statements
                           December 31, 1999 and 1998


        NextPath Thermogenics, LLC - NextPath Thermogenics, LLC ("Thermogenics, LLC") is a limited liability company owned 51% by Thermogenics, Inc. and 49% by NES. Thermogenics, LLC designs, fabricates and sells proprietary gasification systems that use virtually any hydrocarbon-based waste product as fuel to create a low-temperature, high-quality gas.

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

NOTE 12 - Notes and Advances Receivable

        The Company advanced $4,495,236 to several start-up companies in contemplation of joint ventures or merger agreements. The Company was to provide additional funding to the organizations after the merger agreements were completed, however, many of the agreements did not close. The Company has therefore established an allowance for doubtful collection of these advances of $1,235,075. All advances are due within one year. Because of the status and nature of the advances, no interest is being accrued.

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