Form 10-Q
period 2000-03-31
NEXTPATH TECHNOLOGIES INC
filed 2000-05-22
CIK 1088788

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ----------------------------------------------

                                    Form 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____

                        Commission File Number: 000-26425


                           NextPath Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                               84-1402416
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                            1615 N. 24th West Avenue
                              Tulsa, Oklahoma 74127
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  918-295-8289

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No  X
                                             ---

As of May 15, 2000, there were 40,235,775 shares of our common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NextPath Technologies, Inc.

                        Consolidated Financial Statements

                                 March 31, 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of NextPath Technologies, Inc.
Tulsa, Oklahoma


We have reviewed the accompanying condensed consolidated balance sheet of NextPath Technologies, Inc. as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated May 12, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.



Crouch, Bierwolf & Chisholm
May 17, 2000

                           NextPath Technologies, Inc.
                           Consolidated Balance Sheets

                                     Assets

                                                     March 31,    December 31,
Current assets                                         2000          1999
                                                   ------------  -------------
   Cash                                            $   555,356   $    658,837
   Accounts receivable (net of allowance
      Of $41,480)                                      389,498        282,051
   Inventory                                           513,158        138,057
   Prepaid expenses                                     29,455         42,674
   Advances to shareholders                             43,192          6,487
   Advances & notes receivable (net of
      allowance of $1,360,075 and $1,235,075)         5,891,512     3,260,161
                                                    ------------   -----------
Total Current Assets                                  7,422,171     4,388,267
                                                    ------------   -----------

Property & Equipment, Net                             1,356,012       535,179
                                                    ------------   -----------

Other Assets
   Investments                                        2,600,000     2,600,000
   Goodwill                                          24,264,239    17,883,754
   Deposits                                               5,530         4,250
                                                     -----------   -----------
Total Other Assets                                   26,869,769    20,488,004
                                                     -----------   -----------
      Total Assets                                  $35,647,952   $25,411,450
                                                     ===========   ===========

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                     753,179       384,148
   Accrued expenses                                     961,666       192,654
   Deferred taxes                                        14,882        14,882
   Notes payable - related party                      5,652,179     3,455,869
                                                     -----------   -----------
Total Current Liabilities                             7,381,906     4,047,553
                                                     -----------   -----------

Stockholders' Equity
   Common Stock, authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 39,935,775 and
     37,136,430 shares, respectively                     39,936        37,136

   Additional Paid in Capital                        73,829,101    58,623,056
   Deficit Accumulated During the
     Development Stage                              (45,602,991)  (37,296,295)
                                                     -----------   -----------
Total Stockholders' Equity                           28,266,046    21,363,897
                                                     -----------   -----------
Total Liabilities and Stockholders' Equity          $35,647,952   $25,411,450
                                                     ===========   ===========

                           NextPath Technologies, Inc.
                      Consolidated Statements of Operations

                                                    For the three For the three
                                                     months ended months ended
                                                      March 31        March 31
                                                        2000            1999
                                                     -----------    -----------

SALES                                                $   931,900    $        -

COST OF GOODS SOLD                                       889,940             -
                                                     -----------     ----------

GROSS PROFIT                                              41,960             -
                                                     -----------     ----------

OPERATING EXPENSES
   General And Administrative Expenses                 3,193,945         70,943
   Consulting Expense                                  3,675,000         35,278
   Sales                                                 171,018              -
   Research and Development                                    -              -

TOTAL OPERATING EXPENSES                               7,039,963        106,221
                                                      ----------     ----------

OPERATING INCOME (LOSS)                               (6,998,003)             -
                                                      ----------     ----------

OTHER INCOME AND (EXPENSES)
   Interest Expense                                      (10,693)             -
   Dividend income                                        30,000              -
   Other Income/(loss)                                     6,869              -
   Depreciation and Amortization                      (1,338,306)             -
   Interest Income                                         3,437              -
                                                      ----------     ----------
     Total Other Income and (Expenses)                (1,308,693)             -
                                                      ----------     ----------

NET INCOME (LOSS)                                    $(8,306,696)      (106,221)
                                                      ==========     ==========

NET INCOME (LOSS) PER SHARE                          $     (.215)   $     (.012)
                                                      ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              38,548,381      8,523,510
                                                      ==========     ==========

                           NextPath Technologies, Inc.
                      Consolidated Statements of Cash Flows

                                                    For the three  For the three
                                                    months ended   months ended
                                                      March 31,      March 31,
                                                        2000           1999
                                                    -------------  -------------
Cash Flows From Operating Activities

Net income (loss)                                    $(8,306,696)    $(106,221)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used in Operating Activities:
   Depreciation & Amortization                         1,338,306             -
   Bad Debt                                              125,000             -
   Stock issued for services                           3,675,000             -
 Change in Assets and Liabilities (Net of
      effects of acquisition of Essentia)
  (Increase) Decrease in:
   Accounts Receivable                                   (11,782)            -
   Inventory                                            (296,354)            -
   Prepaid Expenses                                       34,410             -
   Increase/(decrease) in:
   Accounts Payable and Accrued Expenses               1,011,186       (27,180)
   Deferred Expenses                                           -             -
                                                      ----------      --------

     Net Cash Provided (Used) by Operating Activities (2,430,930)     (133,401)
                                                      ----------      --------

Cash Flows from Investing Activities
  Cash paid for Notes Receivable                      (2,937,350)     (106,518)
  Purchase of Property and Equipment                    (583,127)            -
  Cash paid for deposits                                  (1,280)            -
  Cash acquired in acquisition                            55,142             -
                                                      ----------      --------
     Net Cash Provided (Used) by Investing Activities (3,466,615)     (106,518)
                                                      ----------      --------

Cash Flows from Financing Activities

  Proceeds from debt financing                         2,522,515        82,000
  Principal payments on debt financing                  (608,000)            -
  Stock issued for cash                                3,879,549       157,919
                                                      ----------      --------

     Net Cash Provided (Used) by Financing Activities  5,794,064       239,919
                                                      ----------      --------

Net Increase (Decrease) in Cash and Cash Equivalents    (103,481)            -
                                                      ----------      --------

Cash and Cash Equivalents
  Beginning                                              658,837             -
                                                      ----------      --------

  Ending                                             $   555,356     $       -
                                                      ==========      ========

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                         $    10,693     $       6
                                                      ==========      ========
  Cash payments for income taxes                     $         -     $       -
                                                      ==========      ========

Supplemental Schedule of Noncash Investing and
  Financing Activities

 Common shares issued for services                   $ 3,675,000     $      -
                                                      ==========      ========

                           NextPath Technologies, Inc.
                                 March 31, 2000




NOTES TO FINANCIAL STATEMENTS

          NextPath Technologies, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10- K/A for the Fiscal year ended December 31, 1999.

UNAUDITED INFORMATION

          The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ACQUISITION OF ESSENTIAL WATER, INC.

          On January 21, 2000, the Company acquired Essentia Water, Inc., a Woodinville Washington based bottled water marketing company. The Company issued 585,760 shares for all the outstanding stock of Essentia. The purchase was recorded at a value of $7,654,294. Essentia had assets of $543,974 and liabilities of $526,857 at December 31, 1999. Goodwill of $7,676,487 was recorded in the acquisition. The operating history of Essentia is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995.

        This 10-Q contains statements that plan for or anticipate the future. Forward-looking statements include statements about future business plans and strategies and most other statements that are not historical in nature. In this 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied, including, but not limited to, our ability to obtain infusion of equity capital or financing on terms reasonably satisfactory to us, competition, changes in consumer trends, and competitors' marketing strategies. These forward-looking statements are based on our current expectations or those of the preparer of the statement. Readers of this 10-Q are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements included in this 10-Q are made as of the date of this 10-Q and we don't undertake any obligation to update them to reflect subsequent events or circumstances.

        The terms "NextPath," the "Company," "we," "our" and "us" refer to NextPath Technologies, Inc. and its subsidiaries and affiliates unless the context suggests otherwise.

Overview

        We are a development stage holding company that identifies, acquires and manages what we believe to be state-of-the-art technology companies that together form a community of shared resources. We are organized into four operating groups as follows: Precision Technologies Group, Electronic Commerce Group, Environmental Technologies Group and Health Products Group.

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

First Quarter Transactions

        The following is a summary of our transactions during the first quarter of 2000:

        o      On January 21, 2000, we acquired Essentia Water, Inc.

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

Results of Operations

        During the first quarter of 2000, we incurred a net loss of $8,306,696 For the same period of 1999, we incurred a net loss of $106,221.

        Our  first   quarter  corporate  overhead  costs  include  expenses  for corporate infrastructure development, staffing and the establishment of a new corporate office headquarters in Tulsa, Oklahoma.

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

        First quarter operating costs for the Precision Technology Group reflect the addition of full time professional/managerial staff to take a new look at costs and pricing, institute program management and project management systems, improve operational efficiency, and achieve ISO certification.

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


                           Sagebrush Operating Results
                           ---------------------------

                                              Three Months Ended March 31,
                                                  2000           1999(1)
                                                 ------         -----
Income Statement Data:
Revenues                                      $  665,796       $  461,329
Cost of Goods Sold                               492,790          119,389
Selling, General and Administrative Expenses     335,967          219,319
Income (Loss) from Operations                   (162,961)         122,621
Depreciation                                       9,608                0
Other Income                                       8,053            2,151
Net Income (Loss)                             $ (164,516)      $  124,595
                                               =========        =========

Balance Sheet Data:
Current Assets                                $  780,615       $  363,975
Property and Equipment                           289,200           36,839
Other Assets                                       3,250                0
Total Assets (2)                               1,073,065          400,815
Current Liabilities                              246,979          326,472
Long-Term Debt                                 1,518,641                0
Total Liabilities                              1,765,620                0
Retained Earnings (Accumulated Deficit)         (638,869)       1,765,620
Common Stock                                         140           20,219
Paid in Capital                                  110,690                0
Current Earnings                                (164,516)         124,595
Stockholder Equity                              (692,555)          74,342
Total Liabilities & Shareholder Equity        $1,073,065       $  400,815
                                               =========        =========
--------------------------------

(1)     Sagebrush was acquired in December 1999.
(2)     Net of Accumulated depreciation and amortization

Sagebrush's first quarter income includes direct customer billings for engineering services performed by Willow on Sagebrush customer contracts. Additional marketing costs are a result of increased trade show participation and other product promotions performed in the first quarter of 2000. Additional general and administrative costs are a result of the Sagebrush management and business merger transition activities.

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

                            Willow Operating Results
                            ------------------------

                                             Three Months Ended March 31,
                                                  2000           1999(1)
                                                 ------         -----
Income Statement Data:
Revenues (Net Sales)(2)                      $        0      $  316,373
Cost of Goods Sold (2)                          219,629         180,318
General and Administrative Expenses             493,605          75,971
Income (Loss) from Operations                  (713,234)         60,084
Depreciation                                     18,791               0
Other Income                                        300              35
Net Income                                     (713,725)         60,119
                                              =========       =========

Balance Sheets Data:
Current Assets                                  286,440         268,781
Property and Equipment                          567,005          30,109
Other Assets                                      1,280               0
Total Assets (3)                                854,725         298,890
Current Liabilities                             485,459          55,874
Long Term Debt                                1,682,241               0
Total Liabilities                             2,167,700          55,874
Common Stock                                        200             200
Retained Earnings (Accumulated Deficit)        (581,450)        182,698
Current Earnings                               (731,725)         60,119
Shareholder Equity                           (1,312,975)        243,017
Total Liabilities & Shareholder Equity          854,725         298,890
--------------------------------              =========       =========

(1)     Willow Systems was acquired in November 1999.
(2)     See narative disclosure below:  Sales and transfer pricing.
(3)     Net of accumulated depreciation and amortization.


Willow had no revenue for the first quarter of 2000. The accounting of transfer pricing between Willow and Sagebrush was not completed until May 2000. Willow performed engineering services under Sagebrush customer contracts. Sagebrush billed and held all contract service amounts with no revenue transfer to Willow during the first quarter.

First quarter revenue was delayed by uncertainties over the NextPath and Willow merger closing. This impacted work scheduling and performance for a number of engineering contracts.

Willow experienced increases in several labor cost accounts from 1999 to 2000. After the merger was completed in November 1999, staff was added to accelerate and improve efforts on existing projects and prepare for new projects. The staff additions also provide Willow with broader program and project management capabilities.

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

                         LaserWireless Operating Results
                         -------------------------------

                                             Three Months Ended March 31,
                                                 2000           1999(1)
                                                ------         -----
Income Statement Data:
Revenues (Net Sales)                         $        0
Operating Expenses                              259,797
Operating Income (Loss)                        (259,797)
Other Income                                        504
Net Income (Loss)                              (259,293)
Other Income

Balance Sheet Data:
Current Assets                                  125,003
Property and Equipment                          182,819
Other Assets                                      1,000
Total Assets (2)                                308,821
Current Liabilities                              43,589
Long Term Debt                                  983,656
Total Liabilities                             1,027,245
Common Stock                                        100
Retained Earnings                              (459,231)
Current Earnings                               (259,293)
Shareholder Equity                             (718,424)
Total Liabilities & Shareholder Equity          308,821
--------------------------------              =========

(1) Not available. Laser Wireless did not conduct operations during the \ first quarter of 1999.
(2)     Net of accumulated depreciation and amortization.

        LaserWireless did not conduct operations during the first quarter of 1999. In March 1999, we obtained the leased space which we now occupy, but none of the employees started until October 1999. Richard Walter, LaserWireless' President, made several trips to Albuquerque to begin the design for the front end assembly of our proposed system. Since Willow was already chartered with the early design work using its engineers, Mr. Walter communicated with them on design issues and they carried on with the work. Mr. Walter spent his time preparing the leased space for the eventual official opening.

        The first quarter of 2000 was extremely different. All ten employees were officially on staff and the section of the "new" laser system was well under way. By the end of the first quarter, we had completed the design and were wating for Willow to deliver the assemblies per our plan. Not only had we finished their design, on budget, but with several benefits not originally considered in the original plan concept. In the process of the work, at least one patent evolved and is presently in the pending process, with probably two more to come very soon. The new LightBridge 155 will incorporate a brand new feature not presently being used by anyone in the world to our knowledge, and that is the incorporation of a Remote Diagnostics with each system. This feature will allow any customer in the world who experiences a problem to contact us by telephone. We can access that system anywhere in the world by way of a regular phone and we can diagnose the problem from the factory. We do not believe that any of our competitors have this remote diagnostic capability.

        LaserWireless is now working on a "new" design to reduce costs and allow for easier assembly. We believe that this design will position LaserWireless to enter the higher bandwidth markets with a system that will be at least half the cost of the competition as we know it today.

LaserWireless had no income for the first quarter.

LaserWireless is in an advanced research and development state. First quarter operating costs are primarily associated with the planning and preparation of the LightBridge 155-laser communication system product release.

First quarter expenditures included equipment and hardware asset purchases for final development and testing of the LightBridge 155.

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

        Essentia specifications require our water to be purified to < three (3) parts per million (PPM) TDS. Some source waters have been tested and contain over 100 times more TDS than Essentia Water. The amount and class of TDS found in source water as compared to Essentia Water will change from bottle to bottle giving little consistency to the water taste and profile.

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

Results of Operations:                        2000 (forecast)  2001 (forecast)
----------------------                        ---------------  ---------------
    Net Revenues                                 $ 3,111,300      $ 5,093,900
    Cost of Goods Sold                             1,929,400        2,995,900
                                              ---------------  ---------------
    Gross Profit                                   1,181,900        2,098,000
    Operating Expenses                             1,715,700        1,872,000
    Depreciation & Amortization                       86,700          111,200
                                               --------------  ---------------
    Loss from Operations                            (620,500)         114,800
    Other Income (Expense), Net                       57,400           44,600
                                               =============== ===============
    Net Income                                    $ (563,100)      $  159,400
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

                           Essentia Operating Results
                           --------------------------

                                               Three Months Ended March 31,
                                                   2000           1999
                                                  ------         -----
Income Statement Data:
Net Revenues                                   $   266,104    $   102,569
Cost of Goods Sold                                 177,521         68,373
Gross Profit (Loss)                                 88,583         34,196
General, Administrative & Operating Expenses       135,374         77,136
Selling Expenses                                   171,018        110,049
Operaing Income (Loss)                            (217,809)      (152,989)
Depreciation                                        13,905         11,550
Other Income (Expense)                             (10,693)        (8,180)
Net Profit (Loss)                                 (242,407)      (172,719)
                                                 =========      =========
Balance Sheet Data:
Current Assets                                     504,978         65,672
Property and Equipment                             309,777        308,032
Total Assets (2)                                   814,755        450,122
Current Liabilities                                661,545        567,578
Long Term Debt                                     528,500              0
Total Liabilities                                1,190,045        567,578
Common Stock                                     1,058,847        558,847
Retained Earnings (Accumulated Deficit)         (1,191,730)      (503,584)
Current Earnings                                  (242,407)      (172,719)
Shareholder Equity                                (375,290)      (117,456)
Total Liabilities & Stockholder Equity             814,755        450,122
                                                 =========      =========

Operations
----------

        First Quarter 2000 sales of $266,104 were up 159.4% from last year's first quarter sales of $102,569, principally as a result of increased private label sales and of having nationwide distribution of branded products in the current quarter as compared with distribution limited to the West, Southwest and Midwest regions during last year's comparable quarter. Current year first quarter sales for the comparable regions were up 88.7% over those of the previous year. Gross profits, expressed as a percentage of sales, remained at 33.3% for the current and previous year's first quarters.

        Last year's first quarter loss of $172,719 increase by 40.4% to a loss of $242,407 during the first quarter of 2000, principally due to increased sales and marketing costs associated with expanding and supporting nationwide distribution of products and the test marketing of new products. Additionally, general and administrative costs increased significantly as a result of audit and consulting fees.

                        ENVIRONMENTAL TECHNOLOGIES GROUP
                        --------------------------------

Overview

        The Environmental Technologies Group ("ETG") was created in October, 1999, is headquartered in Tulsa, Oklahoma, and is concerned with the acquisition, development, and application of specific, environmentally-benign technologies.

NextPath AES, Inc.

        In General. NextPath AES, Inc. ("NAES"), a wholly owned subsidiary of NextPath, was formed in November 1999. AES (Agro-Economic Systems) is the acronym used to denote our self-sustaining, integrated agribusiness initiatives. There were no investments in, or transactions involving, NextPath AES during the first quarter of 2000. It is anticipated that NextPath AES will commence operations at the Tulsa location during the second quarter 2000. NextPath AES is developing integrated food production facilities with self-contained energy and waste management systems, and include capabilities to: (1) integrate fish-culture (aquaculture) and hydroponics ("aquaponics"); (2) research and develop "bio-fuels" (fuels produced from plants, and plant and animal waste);
(3) extract beneficial compounds for nutrition and health from plants; and (4) produce plant nutrients from animal wastes, and animal nutrients from plant wastes.

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

NextPath Environmental Services, Inc.

        In General. NextPath Environmental Services, Inc. ("NES"), also located in Tulsa, Oklahoma, was formed in November 1999 to develop, sell, own, and
operate  systems  that  convert  waste  to  energy,   clean-up  water  and  soil
contaminated  by fuel,  oil,  and  chemical  spills,  provide  potable  water at locations that have no water treatment systems, and provide on-site effluent control, filtration and treatment systems, and, more recently, to acquire, develop, and market devices to drastically reduce exhaust emissions from, while increasing the energy efficiency of, internal combustion engines. NES participates in two co-ventures (Limited Liability Companies--LLCs), NextPath

Thermogenics, LLC, located in Albuquerque, New Mexico, and NextPath Separation Solutions, LLC, in Pocatello, Idaho. There were no investments in, or financial transactions directly involving, NES or NextPath Separation Solutions, LLC during the first quarter of 2000; however, pursuant to terms of the January 28, 2000 agreement to form NextPath Thermogenics, LLC, NextPath corporate provided direct operational support to NextPath Thermogenics, LLC for personnel, office facilities, office expense, marketing, and gasifier test and demonstration efforts during the first quarter of 2000. It is anticipated that NES will commence operation at the Tulsa location during the second quarter 2000 and begin to assume responsibility for financial and operational support to NextPath Thermogenics, LLC and NextPath Separation Solutions, LLC.

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

        NextPath Separation Solutions, LLC.
        -----------------------------------

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

                            ELECTRONIC COMMERCE GROUP
                            -------------------------

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

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

        As of May 19, 2000, we are aware of the following sales of unregistered securities and transactions involving securities which were issued in exchange for property, services, or other securities during the first quarter of 2000. The transaction set forth below is not intended to be all inclusive and there may be other transactions, the exact facts and details of which we are investigating. However, should other transactions be discovered, they will be disclosed, if required, in an amended 10-Q or other appropriate report.

        o Essentia Water, Inc. In connection with our acquisition of all 3,657,966 shares of outstanding common stock of Essentia Water, Inc. ("Essentia") on January 21, 2000, we issued $7,654,294 worth of our restricted common stock (585,760 shares) to the shareholder of Essentia in exchange for its common stock. The transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               23.1 Consent of Independent Public Accountants
               27.1 Financial Data Schedule

        (b)    Reports on Form 8-K.

        On February 3, 2000, we filed a Form 8-K which reported our acquisition of Essentia Water, Inc.

        On February 14, 2000, we filed a Form 8-K which reported that:

        o Crouch, Bierwolf & Chisholm, Certified Public Accountants, whose address is 50 West Broadway, Suite 1130, Salt Lake City, Utah

               84101, the independent accountant which was previously engaged as the principal accountant to audit NextPath's financial statements, was dismissed on February 8, 2000 so that we could engage the services of Gray & Northcutt Inc.

        o Weinberg & Company, P.A., Certified Public Accountants, whose address is 6100 Glades Road, Suite 314, Boca Raton, Florida 33434, the independent accountant which was previously engaged as the principal accountant to the audit financial statements of Epilogue Corporation, with whom we merged on November 12, 1999, was dismissed on February 8, 2000 so that NextPath, as the surviving corporation in the merger, could engage the services of Gray & Northcutt Inc.

        o On February 8, 2000, Gray & Northcutt, located in Oklahoma City, Oklahoma, was engaged by us to audit the consolidated balance sheets of NextPath and its wholly-owned subsidiaries.

        On March 23, 2000, Gray & Northcutt, Inc. resigned from the audit engagement of NextPath effective that date. Gray & Northcutt, Inc. agreed to complete its audits of our subsidiaries, Laser Wireless, Inc., Willow Systems, Inc. and Sagebrush Technology, Inc.

        On April 7, 2000, we engaged Crouch, Bierwolf & Chisholm, our former auditors, to complete the audit of the Company begun by Gray & Northcutt, Inc. so that the Form 10-K for the fiscal year ended December 31, 1999 and the 10-Q for the period ended March 31, 2000 could be filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NEXTPATH TECHNOLOGIES, INC.

                        /s/ David A. Nuttle                         May 22, 2000
                        -----------------------------
                        David A. Nuttle
                        Chairman, Chief Executive Officer and President (principal executive officer)


                        NEXTPATH TECHNOLOGIES, INC.

                        /s/ Robert Woodward                         May 22, 2000
                        -----------------------------
                        Robert Woodward
                        Vice Chairman and Chief Financial Officer
                        (principal financial and accounting officer)