Form 10-Q
period 2000-06-30
NEXTPATH TECHNOLOGIES INC
filed 2000-08-11
CIK 1088788

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

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


                                  918-295-8289
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of August 11, 2000, there were 42,810,775 shares of our common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


To the Board of Directors and Stockholders of NextPath Technologies, Inc.
Tulsa, OK


We have reviewed the accompanying condensed consolidated balance sheet of NextPath Technologies, Inc. as of June 30, 2000 and the related condensed consolidated statements of income and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the company's management.

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


/s/  Chisholm & Associates


Chisholm & Associates
August 1, 2000

                           NextPath Technologies, Inc.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                     June 30,       December 31,
                                                       2000            1999
                                                    -----------     ------------
                                                    (Unaudited)

Current Assets
  Cash                                              $   182,668     $   658,837
  Accounts Receivable
    (Net of Allowance of $41,480)                       954,013         282,051
  Inventory                                             520,429         138,057
  Prepaid Expenses                                       65,901          42,674
  Advances to Shareholders                               31,783           6,487
  Advances & Notes Receivable
    (Net of Allowance of $1,485,075
    and $1,235,075)                                   5,921,018       3,260,161
                                                     ----------      ----------
Total Current Assets                                  7,675,812       4,388,267
                                                     ----------      ----------

Property & Equipment, Net                             1,328,404         535,179
                                                     ----------      ----------
Other Assets
  Investments                                         2,600,000       2,600,000
  Goodwill                                           22,968,237      17,883,754
  Deposits                                                9,524           4,250
                                                     ----------      ----------
Total Other Assets                                   25,577,761      20,488,004
                                                     ----------      ----------

  TOTAL ASSETS                                      $34,581,977     $25,411,450
                                                     ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Accounts Payable                                  $ 1,972,375     $   384,148
  Accrued Expenses                                      354,851         192,654
  Deferred Taxes                                         14,882          14,882
  Advances                                               95,878               -
  Notes Payable - Related Party                       7,032,179       3,455,869
                                                     ----------      ----------
Total Current                                         9,470,165       4,047,553
                                                     ----------      ----------

Stockholders' Equity
Common Stock, $.001 par value; 100,000,000 shares
  authorized; 40,051,020 and 37,136,430 shares
  issued and outstanding, respectively                   40,051          37,136
Additional Paid-In Capital                           74,134,862      58,623,056
Retained Earnings                                   (49,063,101)    (37,296,295)
                                                     ----------      ----------
  Total Stockholders' Equity                         25,111,812      21,363,897
                                                     ----------      ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $34,581,977     $25,411,450
                                                     ==========      ==========

                             NextPath Technologies,
                      Consolidated Statement of Operations
                                  (Unaudited)

                                For the      For the      For the      For the
                             three months  three months  six months  six months
                                ended         ended        ended        ended
                               June 30,      June 30,      June 30,    June 30,
                                 2000          1999         2000         1999
                             ------------  ------------  ------------ ----------


Sales                         $ 1,506,475  $         -   $ 2,438,375  $       -

Cost Of Goods Sold                832,943            -     1,722,883          -
                               ----------   ----------    ----------  ---------
Gross Profit                      673,532            -       715,492          -
                               ----------   ----------    ----------  ---------

Operating Expenses
  General & Administrative      1,065,813      152,260     4,259,758    223,203
  Consulting                    1,359,960       47,930     5,034,960     83,208
  Sales                           394,113            -       565,131          -
                               ----------   ----------    ----------  ---------
    Total Operating Expenses    2,819,886      200,190     9,859,849    306,411
                               ----------   ----------    ----------  ---------

OTHER INCOME(EXPENSE)
  Interest Expense                (11,145)      60,354       (21,838)    60,354
  Dividend Income                  30,000            -        60,000          -
  Other Income                     17,780            -        24,649          -
  Depreciation & Amortization  (1,358,944)           -    (2,697,250)         -
  Interest Income                   8,553            -        11,990          -
                               ----------   ----------    ----------  ---------
    Total Other Income
      (Expense)                (1,313,756)      60,354    (2,622,449)    60,354
                               ----------   ----------    ----------  ---------

NET INCOME(LOSS)              $(3,460,110) $  (260,544) $(11,766,806) $(366,765)
                               ==========   ==========   ===========   ========

NET INCOME(LOSS PER SHARE)    $    (0.089) $    (0.023) $     (0.304) $  (0.037)
                               ==========   ==========   ===========   ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  38,774,437   11,089,309    38,661,409  9,831,409
                               ==========   ==========   ===========  =========

                             NextPath Technologies,
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                      For the six months ended
                                                              June 30
                                                     ---------------------------
                                                          2000           1999
                                                     -------------   -----------

Cash Flows From Operating Activities
Net Income(Loss)                                     $(11,766,806)   $ (366,765)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided(Used) in Operating Actvities:
   Depreciation & Amortization                          2,697,250             -
   Bad Debt                                               250,000             -
   Stock Issued for Services                            3,980,875             -
Change in Assets and Liabilities
  (Net of Effects of Acquisition
  of Essentia)
  (Increase) Decrease in:
   Accounts Receivable                                   (576,297)            -
                                                         (303,625)            -
Inventory
  Prepaid Expenses                                        (11,709)            -
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses               1,623,566       (37,862)
                                                       ----------      --------
      Net Cash Provided(Used) by
      Operating Activities                             (4,106,746)     (404,627)
                                                       ----------      --------

Cash Flows from Investing Activities
  Cash Paid for Notes                                   (3,086,934)    (418,952)
  Purchase of Fixed Assets                                (602,299)      (1,073)
  Cash Paid for Deposits                                    (5,274)           -
  Cash Paid for Investments                                      -      (72,162)
  Cash Acquired in Acquisition                              55,142            -
                                                        ----------     --------
    Net Cash Provided(Used) by Investing Activities     (3,639,365)    (492,187)
                                                        ----------     --------
Cash Flows from Financing Activities
  Proceeds from Debt Financing                           3,902,515      897,719
  Principal Payments on Debt Financing                    (608,000)           -
  Proceeds from Advances                                    95,878            -
  Stock Issued for Cash                                  3,879,549            -
                                                        ----------     --------
    Net Cash Provided(Used) by Financing Activities      7,269,942      897,719
                                                        ----------     --------

Increase in Cash                                          (476,169)         905

Cash and Cash Equivalents at Beginning of Period           658,837            -
                                                        ----------     --------

Cash and Cash Equivalents at End of Period              $  182,668     $    905
                                                        ==========     ========

                          NextPath Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                       For the six months ended
                                                                 June 30
                                                       ------------------------
                                                           2000         1999
                                                       ------------   ---------

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
  Interest                                             $       674    $  60,354
                                                       ===========    =========
  Income Taxes                                         $         -    $       -
                                                       ===========    =========

Non Cash Financing Activities:
  Common Shares Issued for Services                    $ 5,146,875    $       -
                                                       ===========    =========
  Common Shares Cancelled for Services                 $(1,166,000)   $       -
                                                       ===========    =========


                           NextPath Technologies, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

Notes to Financial Statements

NextPath Technologies, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-K for the fiscal year ended December 31, 1999.

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

Acquisition of Essentia Water, Inc.

On January 21, 2000, the Company acquired Essentia Water, Inc., now a Phoenix, Arizona based bottled water marketing company. The Company issued 585,760 shares for all the outstanding stock of Essentia. The purchase was recorded at a value of $7,654,294. Essentia had assets of $543,974 and liabilities of $526,857 at December 31, 1999. Goodwill of $7,676,487 was recorded in the acquisition. The operating history of Essentia is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        This 10-Q contains forward looking statements that plan for or anticipate the future. Forward-looking statements include statements about future business plans and strategies and most other statements that are not historical in nature. In this 10-Q, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "estimate," and the like. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied, including, but not limited to, our ability to obtain infusion of equity capital or financing on terms reasonably satisfactory to us, competition, changes in consumer trends, and competitors' marketing strategies. These forward-looking statements are based on our current expectations or those of the preparer of the statement. Please do not place undue reliance on the forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by those cautionary statements.

        The terms "NextPath," the "Company," "we," "our" and "us" refer to NextPath Technologies, Inc. and its subsidiaries and affiliates unless the context suggests otherwise.

Overview

        We are a development staged holding company that identifies, acquires and manages what we believe to be state-of-the-art technology companies that together form a community of shared resources. We are organized into four operating groups as follows: Precision Technologies Group, Internet and E-CommerceGroup, Environmental Technologies Group and Health Products Group.

        We don't have any significant operating history other than that of our wholly owned subsidiaries. We currently derive all of our revenue from the operations of our wholly owned subsidiaries and from our other investments. During 1999 and 2000, most of our efforts have been directed toward identifying potential acquisitions and the raising of sufficient capital to finance our operations and costs associated with the negotiation and closing of acquisition agreements with our subsidiaries. We intend to continue to identify and pursue acquisitions which provide attractive investment opportunities, particularly when we can add value through our technical expertise. Our operating expenses are comprised of our general and administrative overhead and the expenses of our subsidiaries.

        We intend to provide our subsidiaries with sufficient funds so that they can grow their businesses nationally and internationally by effectively developing, marketing and expanding their products, services and market base. However, absent an infusion of equity capital or financing on terms acceptable to us, we may not have the liquidity and capital resources necessary to operate our business and those of our subsidiaries beyond the next six months. We are actively engaged in negotiations with debt and equity sources and we will continue to pursue all such options on an aggressive basis.

Second Quarter Transactions

        We did not close any transactions during the second quarter of 2000, However, as a result of our activities during the second quarter, the following transactions closed between the end of the second quarter and the date of this 10-Q:

     o    On July 21, 2000, we sold the assets related to the servo controls and
          opto-electronic  operations  of  Willow  Systems,  Inc.   to   Corning
          Incorporated for $15,000,000.

     o On July 27, 2000, we acquired twenty percent (20%) of US Certified Letters, LLC ("USCL"), which has licensed, on an exclusive basis, the right to proprietary technology for transmitting any instruments by certified mail via the Internet or other medium (the "C-mail Technology") within the continential United States, Alaska and Hawaii (the "USCL Transaction").

     o On July 27, 2000, our wholly owned subsidiary, Global Certified Mail, Inc. ("GCM"), signed a License Agreement by which it licensed, on an exclusive basis, the C-mail Technology for use outside of the continential United States, Alaska and Hawaii in exchange for which GCM transferred twenty percent (20%) of its stock to the Licensor (the "GCM Transaction").

     o    On   August  4,  2000,   our   wholly   owned   subsidiary,   NextPath
          Environmental  Systems,  Inc.  ("NESI")   acquired  the  assets of the
          Industrial Division of Lewis Mechanical and Metalworks, Inc.

        On May 16, 2000, we authorized and conditionally issued, but did not deliver, 30,000,000 shares of Class A common stock to Rising Star Investments, Inc., of which we own fifty percent, in order to show its capability to perform in a series of investment opportunities we were exploring. The Class A common stock was restricted as to transferability and had no voting rights. As the investment opportunities did not materialize, the certificates have been cancelled and the shares have been returned to our treasury.

Results of Operations

In General.
----------

        Sales for the three month period ended June 30, 2000 (the "current year second quarter") increased to $1,506,475 from no sales for the three month period ended June 30, 1999 (the "prior year second quarter"). The increase in sales for the current year second quarter reflects the acquisitions of LaserWireless, Inc.("LaserWireless"), Willow Systems, Inc. ("Willow"), Sagebrush Technology, Inc. ("Sagebrush") and Essentia Water, Inc. ("Essentia").

        Cost of goods sold increased to $832,943 in the current year second quarter from no cost of goods sold in the prior year second quarter due to the acquisitions of LaserWireless, Willow, Sagebrush and Essentia. Gross profit increased to $673,532 in the current year second quarter from no gross profit during the prior year second quarter. The increase in gross profit for the current year second quarter reflects increased sales by our subsidiaries.

        Operating Expenses for the current year second quarter increased to $2,819,886 from $200,190 in the prior year second quarter. The increase in operating expenses was due to increased general and administrative expenses ($152.260 to $1,065,813) and increased consulting expenses ($47,930 to $1,359,960). We expect that consulting expenses will decline significantly during the remainder of 2000.

        As a result of the factors discussed above, we incurred a net loss of $3,460,110 during the current year second quarter ($0.089 per share) compared to a net loss of $260,544 ($0.023 share) during the prior year second quarter. However, the net loss of $3,460,110 during the current year second quarter represents a substantial improvement over the net loss of $8,306,696 we incurred during the three month period ended March 31, 2000. In addition, our total assets as of June 30, 2000 were $34,611,977 as compared to our total assets of $25,411,450 as of December 31, 1999, while our total liabilities increased from $4,047,553 as of December 31, 1999 to $9,470,165 as of June 30, 2000.

Laser Wireless, Inc.
-------------------

        Operational Summary - 2nd Quarter. Second Quarter sales were zero. LaserWireless remained in an advanced R&D state during the second quarter. LaserWireless has planned sales for its first production run of thirty (30) units beginning in the last quarter of 2000. Higher inventory levels in the second quarter reflect accumulation of components for beta test units. LaserWireless' trade show expense increased 270% over the first quarter. Sales leads were generated and increased product awareness was achieved in the second quarter through participation in Super Com, Acouta and Facilities Fair trade shows. Tooling costs increased 9.5% over the first quarter costs. The new reusable extrusion mold tooling will provide additional production capacity. Tooling costs were expensed rather than capitalized.

        Operational Summary - YTD 2000. Operational progress includes the development of manufacturing systems, procedures and infrastructure necessary to assemble, test and ship the laser units according to the planned sales levels. Key progress events include tooling completion and the placing of a new environmental testing chamber into operation. LaserWireless is structured and prepared to meet planned sales requirements. LaserWireless plans to begin shipments early in the last quarter of 2000.

        Projections 2000 and 2001. Sales are planned to begin in the last quarter of 2000 and total $119,000 for the year. An operation loss of $571,379 is projected for 2000. Sales for 2001 are expected to increase approximately 2000% to $2,362,410 with a net profit of approximately 10%.

Sagebrush Technology,  Inc.
--------------------------

        Operational Summary - 2nd Quarter. Second quarter sales of $755,772 were up 190% from last year's second quarter sales of $385,072. The increase was a result of improved AutoGuide sales. Gross profit for the current quarter was 57.5% compared to 25.6% for the second quarter of last year. The greatly improved gross margin was achieved through better production management, improved work processes, job tracking and internal controls.

        Operational Summary - YTD 2000. Six month ending sales of $1,422,057 were up 166% from the corresponding period last year of $856,400. Sales in all categories improved during the first six months of the year. AutoGuide sales doubled, showing the greatest increase. Another major component of the overall sales increase was a 50% improvement in engineering service contract work.

        Projections 2000 and 2001. Sales projections for year 2000 have been lowered to $3,075,000 from $4,739,450. Net income for the year has been revised to show a planned profit of $100,000 from the previous anticipated loss of $1,154,718. Year 2001 sales are expected to increase 31% to $4,458,750 with a net profit of 7% or $334,406.

Willow Systems, Inc.
-------------------

        Operational Summary. Second quarter sales of $155,906 were down 8% from last year's second quarter sales of $228,454. Willow showed an operating loss of $417,811 for the second quarter. On July 21, 2000, we closed the sale of the majority of the assets of Willow to Corning Incorporated. The sale price was $15,000,000. Willow's remaining operations will be merged into the operations of Sagebrush.

Essentia Water, Inc.
-------------------

        Operational Summary - 2nd Quarter. Second quarter 2000 sales of $594,000 were up 244% from last year's second quarter sales of $173,100, principally as a result of increased private label sales. Second quarter sales of private label products increased almost five-fold over last year's comparable quarter and accounted for 50% of the current quarter sales. Private label sales amounted to 30% of last year's second quarter sales. Current second quarter gross sales of our flagship Essentia brand grew 138% principally due to having nationwide distribution of branded products in the current quarter as compared with distribution limited to the West, Southwest, and Midwest regions during the previous year. Current year second quarter sales for the comparable regions were up 65% over those of the previous year. Gross profits for the current quarter, expressed as a percentage of sales, at 29%, was two percentage points lower than last year's second quarter as a result of higher margin brand sales diluted by the proportionately larger increase in lower margin private label sales.

        Despite a 220% increase in gross profit, the current year's second quarter loss of $150,300 increased by over 10% over last year's loss of $136,200 for the comparable quarter due principally to a 107% increase in sales, marketing, research and development costs associated with expanding and supporting nationwide distribution of products and the introduction and test marketing of new products. Additionally, general and administrative costs increased modestly as a result of increased staffing.

        Operational Summary - YTD 2000. Sales of $860,900 for year-to-date 2000 were up 212% from last year's six-month sales of $275,700 principally as a result of increased private label sales. Year-to-date sales of private label products increased almost four-fold over the first six months of last year and accounted for 47% of current year-to-date sales. Private label sales amounted to 30% of sales for the first six months of last year. Year-to-date gross sales of Essentia's brand product grew 132%, principally due to having nationwide distribution of branded products for the year-to-date period as compared with distribution limited to the West, Southwest and Midwest regions during the previous year. Year-to-date 2000 sales for the comparable regions were up 72% over those of the previous year. Gross profits for the current six months, expressed as a percentage of sales, at 30% was nearly two percentage points lower than year-to-date 1999 as a result of higher margin brand sales diluted by the proportionately larger increase in lower margin private label sales.

        Despite a 197% increase in gross profit, the current year-to-date period loss of $392,700 increased by 27% over last year's six month loss of $308,900 due principally to a 79% increase in sales, marketing, research and development costs associated with expanding and supporting nationwide distribution of products and the introduction and test marketing of new products. Additionally, general and administrative costs increased 52% as a result of audit and consulting fees and increased staffing.

        Projections - 2000 and 2001. Planned increases in sales and marketing spending will more than offset gross profit gains throughout the remainder of 2000, thus increasing quarterly losses. This trend is expected to reverse itself during 2001.

Liquidity and Capital Resources

        We believe that our existing working capital, the anticipated revenues of our subsidiaries, and the anticipated revenues from our other investments will be sufficient to fund our cash requirements and capital needs for the next six months. The extent of additional financing needed will depend on the success of our business and our ability to identify and pursue additional acquisitions that provide attractive investment opportunities. While to the extent possible we intend to fund future acquisitions primarily with our common stock, most acquisitions require that a portion of the consideration be in the form of cash. If we significantly increase the operations of our subsidiaries or our acquisitions beyond planned levels or if our revenues are lower than anticipated, our cash needs will be increased. In addition, our future capital requirements will depend on a number of other factors, including the level of our product research and development, the level of market acceptance of our goods and services, and the feasibility and extent of international expansion.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NextPath and its former President, James R. Ladd, are two of the named defendants in the case of Tim McMurray vs. James R. Ladd, Robert Wehle et al., District Court of Dallas County, Texas (No. 00-00170) filed January 10, 2000. The action alleges tortious interference with existing and/or potential business relations, civil conspiracy, and negligence and also seeks injunctive relief. We believe that this action is wholly without merit and intend to vigorously defend it.

        On January 11, 2000, NextPath Technologies, Inc. received a copy of the SEC's December 20, 1999 Order Directing Private Investigation In the Matter of NextPath Technologies, Inc. (the "Order"). The Order is a confidential document directing a non-public investigation. While the Order is not available to the public, it appears to focus on the increase in the trading price of our common stock during the last six months of 1999. We have advised the SEC that we intend to fully cooperate with its staff as it conducts its investigation. In the meantime, we intend to continue to execute our business plan and to pursue, negotiate, and close acquisitions, joint ventures and other strategic alliances which we believe will allow us and our subsidiaries to become significant participants in a number of rapidly expanding technology market sectors and which we believe will result in increases in our revenues and profitability and the enhancement of shareholder value.

        NextPath is a named defendant in the case of Blueigloo, Inc. and Smart Mart, Inc. vs. NextPath Technologies, Inc., James Ladd et al, Case No. 99-6940-D in the District Court, 95th Judicial District, Dallas County, Texas. The action alleges tortious interference with business. We believe this action is wholly without merit and we intend to vigorously defend it.

        NextPath is the plaintiff in the case of NextPath Technologies, Inc. vs. Benjamin A. Dunn, Case No. CIV-00-0905-W in the United States District Court, Western District of Oklahoma. This action is for breach of contract.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1 Financial Data Schedule

         (b) Reports on Form 8-K.

        On April 3, 2000, we filed a Form 8-K which reported (i) that Gray & Northcutt, Inc., our auditors since February 8, 2000, resigned, (ii) that James Ladd resigned as Chairman, President and Chief Executive Officer effective March 17, 2000, (iii) that David Nuttle was elected to act as interim President and CEO, (iv) that Dr. Charles Gourd and Messrs. Kenneth Sweet and Robert Woodward were added to our Board of Directors, and (v) other matters.

        On April 11, 2000, we filed a Form 8-K which reported that Crouch, Bierwolf & Chisholm was engaged as our auditors

        On June 26, 2000, we filed a Form 8-K/A which reported financial information related to our merger with the Epilogue Corporation on November 12, 1999.

        On June 26, 2000, we filed a Form 8-K/A which reported financial information related to our acquisition of Willow Systems, Inc. on November 15, 1999.

        On June 26, 2000, we filed a Form 8-K/A which reported financial information related to our acquisition of Sagebrush Technology, Inc. on December 14, 1999.

        On June 26, 2000, we filed a Form 8-K/A which reported financial information related to our acquisition of Essentia Water, Inc. on January 21, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        NEXTPATH TECHNOLOGIES, INC.

                        /s/ David A. Nuttle                      August 11, 2000
                        -----------------------------
                        David A. Nuttle
                        Chairman, Chief Executive Officer and President (principal executive officer)


                        NEXTPATH TECHNOLOGIES, INC.

                        /s/ Robert Woodward                      August 11, 2000
                        -----------------------------
                        Robert Woodward
                        Chief Financial Officer
                        (principal financial and accounting officer)