Form 10-Q
period 2000-09-30
NEXTPATH TECHNOLOGIES INC
filed 2000-11-15
CIK 1088788

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____

                        Commission File Number: 000-26425


                           NextPath Technologies, Inc.
             (Exact name of registrant as specified in its charter)


           NEVADA                                                84-1402416
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


           5050 North 40th Street, Suite 340, Phoenix, Arizona 85016
           ---------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (602) 224-0685
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            15100 Central Avenue S.E., Albuquerque, New Mexico 87192
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        As of November 13, 2000, there were 45,294,800 shares of our common stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


To the Board of Directors and Stockholders of NextPath Technologies, Inc.
Phoenix, AZ


We have reviewed the accompanying condensed consolidated balance sheet of NextPath Technologies, Inc. as of September 30, 2000 and the related condensed consolidated statements of income and cash flows for the nine months then ended. These financial statements are the responsibility of the company's management.

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

The accompanying statements of operations and cash flows for the period ended September 30, 2000 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.


/s/  Chisholm & Associates
---------------------------

Chisholm & Associates
November 13, 2000

                           NextPath Technologies, Inc.
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                 September 30,      December 31,
                                                     2000               1999
                                                 -------------      ------------
                                                  (Unaudited)
Current Assets
    Cash                                          $ 3,072,495       $   658,837
    Accounts Receivable (Net of
      Allowance of $15,720 and $41,480)               700,100           282,051
    Inventory                                         717,275           138,057
    Prepaid Expenses                                  423,126            42,674
    Advances to Shareholders                                -             6,487
    Advances & Notes Receivable (Net of
      Allowance of $927,000 and $1,235,075)         3,636,416         3,260,161
                                                   ----------        ----------
Total Current Assets                                8,549,412         4,388,267
                                                   ----------        ----------

Property & Equipment, Net                           5,106,550           535,179
                                                   ----------        ----------
Other Assets
    Investments - Available for Sale               11,982,300         2,600,000
    Goodwill, Net                                  17,269,165        17,883,754
    Deposits                                            4,250             4,250
                                                   ----------        ----------
Total Other Assets                                 29,255,715        20,488,004
                                                   ----------        ----------

    TOTAL ASSETS                                  $42,911,677       $25,411,450
                                                  ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Accounts Payable                              $   716,769       $   384,148
    Accrued Expenses                                  292,774           192,654
    Deferred Taxes                                     14,882            14,882
    Advances                                          253,997                 -
    Notes Payable - Related                         6,205,942         3,455,869
    Current Portion of Long Term Debt                 220,492                 -
                                                   ----------        ----------
Total Current Liabilities                           7,704,856         4,047,553
                                                   ----------        ----------
Long Term Liabilities
    Notes Payable                                   2,590,822                 -
    Less:  Current Portion of Long Term Debt         (220,492)                -
                                                   ----------        ----------
Total Long Term Debt                                2,370,330                 -
                                                   ----------        ----------

Stockholders' Equity
Common Stock, $.001 par value; 100,000,000
    shares authorized; 45,544,800 and
    37,136,430 shares issued and
    outstanding, respectively                          45,545            37,136
Additional Paid-In Capital                         77,837,961        58,623,056
Retained Earnings                                 (45,047,015)      (37,296,295)
                                                   ----------        ----------
    Total Stockholders' Equity                     32,836,491        21,363,897
                                                   ----------        ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $42,911,677       $25,411,450
                                                   ==========        ==========

                           NextPath Technologies, Inc.
                      Consolidated Statement of Operations
                                  (Unaudited)

                      For the three  For the three  For the nine   For the nine
                      months ended   months ended   months ended   months ended
                      September 30,  September 30,  September 30,  September 30,
                          2000           1999           2000           1999
                      -------------  -------------  -------------  -------------

Sales                  $ 1,127,388    $         -    $ 3,565,763    $         -

Cost Of Goods Sold         485,420              -      2,208,303              -
                        ----------     ----------     ----------     ----------

Gross Profit               641,968              -      1,357,460              -
                        ----------     ----------     ----------     ----------

Operating Expenses
    General &
      Administrative     2,558,306        224,162      6,818,064        447,365
    Consulting             239,739        617,846      5,274,699        701,054
    Sales                  175,283              -        740,414              -
                        ----------     ----------     ----------     ----------
      Total Operating    2,973,328        842,008     12,833,177      1,148,419

Net Income (Loss)
  From Operations       (2,331,360)      (842,008)   (11,475,717)    (1,148,419)
                        ----------     ----------     ----------     ----------

OTHER INCOME(EXPENSE)
    Interest Expense       (45,199)       (21,693)       (67,037)       (82,047)
    Dividend Income         30,000              -         90,000              -
    Other Income           (20,180)             -          4,469              -
    Depreciation &      (1,260,370)             -     (3,957,620)             -
    Gain (Loss) on
      Sales of Assets    7,722,086              -      7,722,086              -
    Loss on Investment    (142,200)                     (142,200)             -
    Interest Income         63,309              -         75,299              -
                        ----------     ----------     ----------     ----------
      Total Other
        Income(Expense)  6,347,446        (21,693)     3,724,997        (82,047)
                        ----------     ----------     ----------     ----------
NET INCOME(LOSS)       $ 4,016,086    $  (863,701)   $(7,750,720)   $(1,230,466)
                        ==========     ==========     ==========     ==========
NET INCOME
  (LOSS PER SHARE)     $     0.090    $    (0.054)   $    (0.183)   $    (0.091)
                        ==========     ==========     ==========     ==========
WEIGHTED AVERAGE
  SHARES OUTSTANDING    44,560,125     16,070,906     42,325,835     13,555,107
                        ==========     ==========     ==========     ==========

                           NextPath Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                      For the nine months ended
                                                             September 30
                                                      ------------  ------------
                                                          2000          1999
                                                      ------------  ------------

Cash Flows From Operating Activities
Net Income(Loss)                                      $(7,750,720)  $(1,230,466)
Adjustments to Reconcile Net Income(Loss) to
    Net Cash Provided(Used) in Operating Activities:
Gain on Disposal of Assets                             (7,722,086)            -
Loss on Investment                                        142,200             -
    Depreciation & Amortization                         3,957,620             -
    Stock Issued for Services                           4,024,471       617,846
Change in Assets and Liabilities
  (Net of Effects of Acquisition
    of Essentia)
      (Increase) Decrease in:
      Accounts Receivable                                (377,796)            -
    Inventory                                            (500,471)            -
    Prepaid Expenses                                     (346,042)      (44,100)
    Notes Receivable                                     (376,255)            -
    Advance to Shareholders                                 6,487             -
    Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                 305,884       (38,054)
                                                       ----------    ----------
    Net Cash Provided(Used) by Operating Activities    (8,636,708)     (694,774)
                                                       ----------    ----------

Cash Flows from Investing Activities
    Cash Paid for Fixed Assets                         (4,808,628)       (3,682)
    Cash Paid for Goodwill                               (486,824)            -
    Cash Paid for Investments                          (8,425,000)   (1,168,890)
    Cash Received on Sale of Assets                    14,240,965             -
    Cash Acquired in Acquisition                           55,412             -
                                                       ----------    ----------
    Net Cash Provided(Used) by Investing Activities       575,925    (1,172,572)
                                                       ----------    ----------
Cash Flows from Financing Activities
    Cash Received from Debt Financing                   5,840,895     3,158,705
    Cash Paid on Debt Financing                          (500,000)            -
    Proceeds from Advances                                253,997             -
    Stock Issued for Cash                               4,879,549       527,348
                                                       ----------    ----------
    Net Cash Provided(Used) by Financing Activities    10,474,441     3,686,053
                                                       ----------    ----------
Increase in Cash                                        2,413,658     1,818,707

Cash and Cash Equivalents at Beginning of Period          658,837             -
                                                       ----------    ----------
Cash and Cash Equivalents at End of Period            $ 3,072,495   $ 1,818,707
                                                       ==========    ==========


                           NextPath Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                      For the nine months ended
                                                             September 30
                                                      ------------  ------------
                                                          2000          1999
                                                      ------------  ------------
Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
    Interest                                          $    67,037   $    82,047
                                                       ----------    ----------
    Income Taxes                                      $         -   $         -
                                                       ==========    ==========

Non Cash Investing Activities:
    Common Shares Issued for Investments              $10,319,294   $         -
                                                       ----------    ----------
Non Cash Financing Activities:
    Common Shares Issued for Services                 $ 5,190,271   $   617,846
                                                       ----------    ----------
    Common Shares Cancelled for Services              $(1,166,000)  $         -
                                                       ==========    ==========


                           NextPath Technologies, Inc.
                          Notes to Financial Statements
                               September 30, 2000

NOTES TO FINANCIAL STATEMENTS

        NextPath Technologies, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

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

ACQUISITION OF ESSENTIA WATER, INC.

        On January 21, 2000, the Company acquired Essentia Water, Inc., a Woodinville, Washington based bottled water marketing company. The Company issued 585,760 shares for all the outstanding stock of Essentia. The purchase was recorded at a value of $7,654,294. Essentia had assets of $543,974 and liabilities of $526,857 at December 31, 1999. Goodwill of $7,676,487 was recorded in the acquisition. The operating history of Essentia is included in the consolidated numbers of the Company effective January 1, 2000. The acquisition was recorded using the purchase method of a business combination.

SALE OF ASSETS OF WILLOW SYSTEMS, INC.

        On June 22, 2000, the Company sold the assets of its wholly owned subsidiary, Willow Systems, Inc. (Willow), to Corning, Inc. for $15,000,000. The Company had determined that since all of Willow's income producing assets and technologies have been sold, the remaining goodwill associated with this acquisition should be $0. As of September 30, 2000, the remaining goodwill of $6,238,939 was written off. The gain on the sale of the assets was $7,722,086.

PURCHASE OF ASSETS FROM LEWIS MECHANICAL AND METALWORKS, INC.

        On August 1, 2000, the Company's wholly owned subsidiary, NextPath Environmental Services, Inc.(NESI), entered into an agreement to acquire the assets of the Industrial Division of Lewis Mechanical and Metalworks, Inc. (Lewis). The purchase price of the assets as of the closing date is $4,084,104, which consists of a cash payment of $1,675,000 and assumption of $2,409,104 in liabilities. Goodwill of $1,526,824 has been recognized in relation to the acquisition of assets. NESI also assumed operating leases of Lewis in the original principal amount of $2,530,526. The unpaid principal is approximately $2,100,000.

        In addition to the cash payment and assumption of liabilities, the Company has transferred 2,439,025 shares of its common stock into escrow per a Stock Earn-Out Agreement. This agreement stipulates that Lewis Mechanical will receive a minimum of 1,000,000 shares and a maximum of 2,439,025 shares based on meeting certain performance criteria.

INVESTMENT IN US CERTIFIED LETTERS, LLC

        On July 27, 2000, the Company entered into an agreement to purchase 20% of US Certified Letters, LLC(USCL) for $10,375,000. The purchase price consists of $8,750,000 in cash and 1,000,000 shares of the Company's common stock valued at $1,625,000.

        As of September 30, 2000, USCL had a net operating loss of $711,000. The Company uses the equity method for this investment and has recognized a loss of $142,200.

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

        Our efforts are directed toward developing the business of our subsidiaries and in bringing their technologies to the market place. In so doing, we will continue to pursue opportunities that will accelerate this objective and provide the necessary operating capital. All of the Company's revenues are generated within its wholly owned subsidiaries. Our operating expenses are comprised of our general and administrative overhead and the expenses of our subsidiaries.

        We intend to provide our subsidiaries with sufficient funds so that they can grow their businesses nationally and internationally by effectively developing, marketing and expanding their products, services and market base. However, absent an infusion of equity capital or financing on terms acceptable to us, we may not have the liquidity and capital resources necessary to operate our business and those of our subsidiaries beyond the next four months. We are actively engaged in negotiations with debt and equity sources and we will continue to pursue all such options on an aggressive basis.

Third Quarter Transactions

        We closed the following transactions during the third quarter of 2000:

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

o On August 4, 2000, our wholly owned subsidiary, NextPath Environmental Services, Inc. ("NESI") acquired the assets of the Industrial Division of Lewis Mechanical and Metalworks, Inc. ("Lewis") and a license for oil water separation technology from Tetra Separation Solutions. On October 2, 2000, NESI acquired a license for waste to energy systems from Thermogenics, Inc. On October 26, 2000, the Company transferred a license with Needful Provision, Inc. ("NPI") to NESI and NESI expanded and revised the agreement with NPI. All of the activities of the Company related to environmental services and energy have been consolidated into NESI.

Results of Operations

In General
----------

Operational Summary - Third Quarter
-----------------------------------

        Sales for the three month period ended September 30, 2000 (the "current year third quarter") increased to $1,127,388 from no sales for the three month period ended September 30, 1999 (the "prior year third quarter"). The increase in sales for the current year third quarter reflects the acquisitions of Laser Wireless, Inc. ("Laser Wireless"), Sagebrush Technology, Inc. ("Sagebrush"), Essentia Water, Inc. ("Essentia") and the restructuring of NextPath Environmental Services ("NESI").

        Cost of goods sold increased to $485,420 in the current year third quarter from no cost of goods sold in the prior year third quarter due to the acquisitions of LaserWireless, Sagebrush and Essentia and the restructuring of NESI. Gross profit increased to $641,968 in the current year third quarter from no gross profit during the prior year third quarter. The increase in gross profit for the current year third quarter reflects increased sales by our subsidiaries.

        Operating Expenses for the current year third quarter increased to $2,973,328 from $842,008 in the prior year third quarter. The increase in operating expenses was due to increased general and administrative expenses ($224,162 to $2,558,306) and decreased consulting expenses ($617,846 to $239,739) and increased sales and marketing ($0 to $175,283). The increase in operating expenses is mostly from consulting services, legal fees and other professional services.

        Other income (expense) for the current third quarter increased from $(21,693) to $6,347,446. Other income relates primarily to the gain on the sale of Willow Systems, Inc. Other expenses are primarily depreciation of fixed assets and amortization of goodwill.

        As a result of the factors discussed above, we incurred a gain of $4,016,086 during the current year third quarter ($0.09 per share) compared to a net loss of $(863,71) ($(0.054 per share) during the prior year third quarter.

Operational Summary - YTD
-------------------------

        Sales for the nine months ended September 30, 2000 (current year) increased from no sales for the nine months ended September 30, 1999 (prior year) to $3,565,763 for the current year. The increase in sales reflects the activities of Laser Wireless, Sagebrush, Essentia and NESI. All of these subsidiaries are in the developmental state. Some products are in the late development state and are beginning marketing and distribution. Other products are nearing commercialization. Other products are still in the developmental stage. Significant increases in sales will not occur until full marketing efforts can be accomplished. The ability to realize the full sales potential will depend on the ability to raise additional capital.

        Cost of goods sold for the nine months ended September 30, 1999 (current year) increased from zero in the prior year to $2,208,303 in the current year. Gross profit increased from zero to $1,357,460. Operating expenses increased from $1,148,419 in the prior year to $12,833,177 in the current year. The large increase in operational expenses relates mostly to large consulting, legal and other professional fees. A large portion of the consulting fees are related to stock transactions, whereby the consultants received stock in exchange for the services. The Company questions the value of these services and has begun filing lawsuits and taking other actions to correct these transactions. The consulting fees have been recorded at the value of the stock on the date issued until settlements are reached or legal action is concluded. Much of the increase in legal fees relates to the costs of dealing with these past transactions. The Company will need to continue to fund the legal costs to correct these transactions. The success of this effort will depend on the ability to raise additional capital.

        Other income (expense) increased from $(82,047) in the prior year to $3,724,997 in the current year. The increase in other income is mostly the result of the gain on the sale of Willow. The increase in other expenses is mostly the result of depreciation of fixed assets and amortization of goodwill.

        As a result of the above factors, we incurred a loss of $(7,750,720) for the current year or $(0.18) per share compared to a net loss of $(1,230,466) for the prior year or $(0.091) per share.

        The overall ability of the Company to increase sales and profitability depends on the ability of the operational subsidiaries to implement their business plans. Implementation of the business plans of our subsidiaries will require additional funding. Resolution of the legal actions taken by the Company will also influence the future operations of the Company and its subsidiaries

Laser Wireless, Inc.
--------------------

        Operational Summary - Third Quarter. There were no sales for the Third Quarter 2000. Laser Wireless is in an advanced research and development stage and in the process of transitioning to manufacturing production. The company's manufacturing production conversion costs increased third quarter operating costs 18% over the previous quarter. Infrastructure development caused General and Administrative expenses to increase by 6.5% and Sales and Marketing by 18.8%. Accelerated efforts to complete product development increased these costs 38.6% over the previous quarter. The Company continues to expense rather than capitalize all development costs. The net loss for the quarter increased 18% over the previous quarter.

        Operational Summary - YTD 2000. The net loss for the nine months ending September 30, 2000 totaled $932,109. The company's LaserBridge(TM) product is in the beta testing stage and undergoing product certification. The Company is in the process of developing manufacturing and marketing strategies in anticipation of final certification. Some marketing efforts are in process.

Sagebrush Technology, Inc.
--------------------------

        Operational Summary - Third Quarter. Third quarter 2000 sales of $333,406 were down 18% from last year's third quarter sales of $406,678, principally as a result of a decline in standard product sales. Standard product sales fell from 44% of total sales to only 25%. In contrast, engineering sales increased 25% over last year's comparable quarter. OEM equipment sales remained substantially level, but were lower than projected for this time period. Lower OEM sales combined with long lead times for parts orders contributed to an increase in inventory over the previous quarter. Gross profit at 44% from the current quarter, expressed as a percentage of sales, remained steady from second quarter results, and represented a substantial improvement over last year's losses.

        An increase in new product development costs substantially contributed to the current year's third quarter loss of $232,269. The net loss increased 16% over last year's third quarter loss of $200,195.

        Operational Summary - YTD 2000. Sales of $1,755,463 for year-to-date 2000 were up 39% from last year's nine-month sales of $1,263,079, primarily as a result of increased engineering sales. Year-to-date engineering sales nearly doubled over the first nine months of last year and accounted for 41% of current year-to-date sales. Engineering sales amounted to 30% of total sales for the first nine months of last year. Gross profit for the current nine months, expressed as a percentage of sales, at 44%, improved nine percentage points over year-to date 1999 results due to improved project management and product control practices.

        Despite a 9% increase in gross profit, the current year-to-date period loss of $242,963 increased by 38% over last year's nine month loss of $175,234 due principally to an increase in new product development costs targeted for airborne and ground applications of precision motion control devices, as well as communications equipment. General and administrative costs increased 16% over year-to-date costs last year, primarily as a result of moving corporate offices to more efficient space within Albuquerque, New Mexico, close to the production facility.

Willow Systems, Inc.
--------------------

        Operational Summary. On July 21, 2000, we closed the sale of the majority of the assets of Willow to Corning Incorporated. The sale price was $15,000,000. Willow's remaining operations have been merged into the operations of Sagebrush.

Essentia Water, Inc.
--------------------

        Operational Summary - Third Quarter. Third quarter 2000 sales of $251,000 were essentially unchanged from last year's third quarter sales of $250,600, principally as a result of a leveling in brand label sales attributed to an unseasonably cool summer in the East, as well as a softening in private label sales. While third quarter brand label sales increased a modest 7% over last year's comparable quarter, sales of private label products, which accounted for 32% of the current quarter sales, decreased 18%. Private label sales amounted to 39% of last year's second quarter sales. The downturn in private label sales for the current quarter is attributed to the large inventory buildups by customers that occurred during the previous quarter. Current year third quarter sales for the comparable West, Southwest and Midwest regions were up 10% over those of the previous year. Gross profits for the current quarter, expressed as a percentage of sales, at 27%, was off ten percentage points from last year's third quarter rate of 37% principally as a result of higher product costs associated with brand label sales.

        The current year's third quarter loss of $324,100 increased nearly 95% over last year's loss of $166,500 for the comparable quarter due principally to a 48% increase in sales, marketing and research and development costs associated with expanding and supporting nationwide distribution of products and the introduction and test marketing of new products. Additionally, general administrative costs increased 92% primarily as a result of moving and transitioning the corporate office from Woodinville, Washington to Phoenix, Arizona.

        Operational Summary - YTD 2000. Sales of $1,111,900 for year-to-date 2000 were up 111% from last year's nine-month sales of $526,200, partly as a result of increased private label sales. Year-to-date sales of private label products nearly tripled over the first nine months of last year and accounted for 44% of current year-to-date sales. Private label sales amounted to 34% of sales for the first nine months of last year. Year-to-date gross sales of the Company's flagship Essentia brand grew 76%, principally due to having nationwide distribution of branded products for the year-to-date period as compared with distribution limited to the West, Southwest and Midwest regions during the previous year. Year-to-date 2000 sales for the comparable regions were up 45% over those of the previous year. Gross profits for the current nine months, expressed as a percentage of sales, at 30%, was off five percentage points from year-to-date 1999 as a result of higher margin brand sales diluted by the proportionately larger increase in lower margin private label sales.

        Despite a 81% increase in gross profit, the current year-to-date period loss of $716,800 increased by 51% over last year's nine month loss of $475,400 due principally to a 66% increase in sales, marketing, research and development costs associated with expanding and supporting nationwide distribution of products and the introduction and test marketing of new products. Additionally, general and administrative costs increased 66%, essentially as a result of audit and consulting fees, increased staffing, as well as the moving and transition of the corporate office from Woodinville, Washington to Phoenix, Arizona.

        Essentia made a strategic move during 2000 to develop a National Brand as part of a long-term strategic business plan. As a result of this strategy, sales increased, margins decreased and administrative costs increased. We believe this business strategy will result in better business opportunities for the future.

NextPath Environmental Services, Inc. ("NESI")
----------------------------------------------

        Operational Summary - Third Quarter and YTD. Third quarter sales were $492,456, which represents sales of fabrication services from August 4, 2000, the date of acquisition of the Industrial Division of Lewis Mechanical and Metalworks, Inc. Gross profit was 56%. NESI incurred a loss of $76,222, mostly related to the costs of reorganizing the Environmental Technologies Group and development costs of preparing the technologies within NESI for market.

        NESI has acquired a license for waste to energy technology which is in the advanced research and development stage. NESI has just begun actively pursuing sales of waste to energy projects.

        NESI has also acquired a license for oil water separation technology which is in the advanced research and development stage. Two systems were sold in the third quarter and additional sales are pending. NESI is actively pursuing marketing of these systems.

        The technologies licensed from Needful Provision, Inc. ("NPI") are mostly in the early developmental stages. NPI is focusing its efforts on developing the biodiesel technology and is nearing completion of a test facility outside of Tulsa, Oklahoma to perform the testing. The testing and certification of the biodiesel technology is expected to occur in 2001 and will require additional developmental costs.

Liquidity and Capital Resources
-------------------------------

        We believe that our existing working capital, the anticipated revenues of our subsidiaries, and the anticipated revenues from our other investments will be sufficient to fund our cash requirements and capital needs for the next four months. Additional funding will be necessary to carry out the business plans of the Company. Failure to raise adequate capital will increase the time required to develop the technologies and will hinder the Company's ability to market those products that are in the late developmental stage.

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

        On January 11, 2000, NextPath Technologies, Inc. received a copy of the SEC's December 20, 1999 Order Directing Private Investigation In the Matter of NextPath Technologies, Inc. (the "Order"). The Order is a confidential document directing a non-public investigation. While the Order is not available to the public, it appears to focus on the increase in the trading price of our common stock during the last six months of 1999. During the course of its investigation, the SEC has issued subpoenas to the Company and other persons and has taken a number of depositions. We believe that we have fully cooperated with the SEC in its investigation and we will continue to fully cooperate.

        NextPath is a named defendant in the case of Blueigloo,  Inc.  and Smart
Mart, Inc. vs. NextPath Technologies, Inc., James Ladd et al., Case No. 99-6940-D in the District Court, 95th Judicial District, Dallas County, Texas. The action alleges tortious interference with business. We believe this action is wholly without merit and we intend to vigorously defend it.

        NextPath is the plaintiff in the case of NextPath Technologies, Inc. vs. Benjamin A. Dunn, Case No. CIV-00-0905-W in the United States District Court, Western District of Oklahoma. This action is for breach of contract.

        NextPath was the defendant in the case of GroupNow, Inc. against NextPath Technologies, Inc., Index No. 00CIV 5752 in the United States District Court Southern District of New York, filed August 3, 2000. The action alleged breach of contract. The action was settled and dismissed with prejudice on October 23, 2000.

        NextPath is the plaintiff in the case of NextPath Technologies, Inc. v. Steven W. Martin, d/b/a W.O.W. Consulting Group, Case No. CJ-2000-7898 in the District Court of Oklahoma County, State of Oklahoma, filed October 27, 2000. This is an action for declaratory judgment brought by NextPath for the purpose of determining the duties and obligations of NextPath with regard to a Consulting Agreement NextPath entered into with the defendant, for breach of contract, and for rescission and cancellation of promissory notes of NextPath held by the defendant. NextPath alleges that without authorization of NextPath's Board of Directors, the defendant has been wrongfully issued 9,300,000 shares of the unregistered and restricted common stock of NextPath having a market value at the date of issue of $84,293,750.00, as a retainer, for work alleged to have been performed and to be performed on behalf of NextPath under the Consulting Agreement. NextPath also alleges that if the defendant did any work on behalf of NextPath, which NextPath denies, it was not worth the value of the stock issued to the defendant. NextPath also alleges that any and all promissory notes of NextPath held by the defendant are null and void and unenforceable and should be rescinded and cancelled.

        NextPath is the plaintiff in the case of NextPath Technologies, Inc. v. James R. Ladd and Douglas A. McClain, Sr., Case No. CJ-2000-7917 in the District Court of Oklahoma County, State of Oklahoma, filed October 30, 2000. This is an action for breach of fiduciary duty and seeks actual and punitive damages. NextPath alleges that from January, 1998 to March, 2000, while Mr. Ladd was NextPath's Chairman of the Board and Chief Executive Officer, he engaged in a regular course of conduct in direct derogation of his fiduciary duties owed to NextPath. NextPath also alleges that from November, 1999 to March, 2000, while Mr. McClain was a director of NextPath, he engaged in a regular course of conduct in direct derogation of his fiduciary duties owed to NextPath.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.1 Financial Data Schedule

        (b)    Reports on Form 8-K.

        On July 24, 2000, we filed a Form 8-K which reported our July 21, 2000 sale of certain assets, including equipment, personnel and technology, related to the servo controls and opto-electronic operations of Willow Systems, Inc. to Corning, Inc.

        On August 10, 2000, we filed a Form 8-K which reported our July 27, 2000 purchase of a twenty percent (20%) interest in USCertifiedLetters, L.L.C. and our July 27, 2000 exchange of a twenty percent (20%) interest in Global Certified Mail, Inc. ("GCM"), a wholly owned subsidiary, for an exclusive, royalty-free technology license, which GCM believes will enable GCM to provide certified mail processing, utilizing the Internet, for delivery outside of the United States, Alaska and Hawaii.

        On August 10, 2000, we also filed a Form 8-K which reported the August 4, 2000 purchase by our wholly owned subsidiary, NextPath Environmental Services, Inc., of the assets of the Industrial Division of Lewis Mechanical and Metalworks, Inc.

        On August 11, 2000, we filed a Form 8-K which reported the August 4, 2000 change in our certifying accountant from Crouch, Bierwolf & Chisholm to Chisholm & Associates, CPA.

        On September 27, 2000, we filed a Form 8-K which reported (a) the August 23, 2000 appointment of Richard Lewis as President of NextPath Environmental Services, Inc., (b) the August 23, 2000 election of Richard Lewis and Kenneth Uptain to the NextPath Board of Directors, (c) the September 8, 2000 appointment of James D. Wilson as President, Chief Executive Officer and a Director of NextPath, (d) the September 19, 2000 election of Kenneth Uptain as Chairman of NextPath's Board of Directors, (e) the September 8, 2000 relocation of NextPath's executive offices from Tulsa, Oklahoma to Albuquerque, New Mexico, and (f) that the Annual Shareholders Meeting would be held December 1, 2000, which date was subsequently changed to December 5, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 NEXTPATH TECHNOLOGIES, INC.



                 /s/ Kenneth Uptain                            November 14, 2000
                 --------------------------------------------
                 Kenneth Uptain
                 President, Chief Executive Officer
                 (principal executive officer)



                 NEXTPATH TECHNOLOGIES, INC.



                 /s/ Kary Lewis                                November 14, 2000
                 --------------------------------------------
                 Kary Lewis
                 Chief Financial Officer
                 (principal financial and accounting officer)